Form 10KSB
period 1998-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 1998-07-29
CIK 916823

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(MARK ONE)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended April 30, 1998
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to
                         COMMISSION FILE NO. 333-27037
                        UNITED FINANCIAL MORTGAGE CORP.

                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               ILLINOIS                              36-3440533
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    600 ENTERPRISE DRIVE, SUITE 206
          OAK BROOK, ILLINOIS                           60523
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                   ISSUER'S TELEPHONE NUMBER: (630) 571-7222
          SECURITIES TO BE REGISTERED UNDER SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
             Common Stock                            REGISTERED
                                             The Chicago Stock Exchange

          SECURITIES TO BE REGISTERED UNDER SECTION 12(G) OF THE ACT:
                                     NONE
                               (TITLE OF CLASS)

                               (TITLE OF CLASS)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  State issuer's revenues for its most recent fiscal year......................

  The aggregate market value of the voting and non-voting common equity held by non-affiliates is $5.2 million.

  (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [X]

  (APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,900,029.

  DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes [_]  No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

  The Company was formed as an Illinois corporation in April of 1986 to engage in the business of mortgage banking. The Company is licensed as a mortgage banker in the states of Arkansas, California, Colorado, Delaware, Florida, Illinois, Indiana, Kentucky, Maryland, Missouri, New Mexico, Oregon, South Carolina, Utah, Washington, Wisconsin and Texas. The Company also does business in other states that do not have mortgage banking licensure statutes, including, Idaho, Kansas, Montana, Ohio, Oklahoma, West Virginia and Wyoming. The Company's mortgage banking business has principally focused on retail and wholesale residential mortgage origination activities. The Company intends to expand its mortgage servicing activities by retaining servicing on selected loans that it produces. The Company's principal lines of business are conducted through the Retail Origination Division, the Wholesale Origination Division and the Servicing Division. The Company's Retail and Wholesale Origination business is principally conducted in the states of Illinois, California, Nevada, Missouri and Florida.

  The loans that the Company originates and expects to service primarily are first mortgages secured by single (one to four units) family residences, although the Company also may originate, sell and service loans secured by first mortgages on multi-family residential properties (more than four units) and to a lesser extent, other mortgage assets.

  The Company's loan production activities generate revenue through (i) origination fees and gains on the sale of loans to broker-dealers and institutional investors, and (ii) interest on mortgage loans held, or "warehoused" from their origination or purchase until their sale to broker-dealers and institutional investors. The Company's expanded loan servicing division is expected to produce income from loan servicing fees.

  The Company also engages in the brokerage or origination of loans on commercial real estate, including shopping centers, office properties and other commercial loans. The Company either brokers (e.g. arranges for the loan from third-party lenders) or funds and services these commercial loans. Commercial loans may be brokered to other financial institutions, in which case, the Company receives a negotiated fee. If the Company originates and services a commercial loan, then revenues are earned based upon the difference in the interest rate paid to the issuer of the credit line and the interest rate paid by the borrower.

  At this time, the Company's primary sources of loan originations are its Wholesale and Retail Divisions. On April 30, 1998, the Company's Retail Division operated three (3) full service retail origination offices. At such date, the retail offices were located in three (3) states and were staffed by approximately 50 employees, including commission-based loan officers. The retail offices are currently located as follows: Oak Brook, Illinois; Creve Coeur, Missouri, and Las Vegas, Nevada. Wholesale origination principally is conducted from the Company's offices in Oak Brook, Illinois and Irvine, California.

  The Company's mortgage banking activities principally focused on retail loan origination for the period from inception through 1993. During the period from 1994 through 1995, the Company emphasized the wholesale origination. This emphasis resulted from a general decrease in overall loan origination volume for this period. The application of additional resources to "wholesale" loan origination during this period served to increase the Company's loan volume. During the period from 1996 to date, the Company focused on retail loan origination because it is Management's experience that profit margins in retail origination are generally greater than profits relating to wholesale activities.

THE WHOLESALE ORIGINATION DIVISION

  Wholesale loan origination involves the funding by the Company of loans submitted by non-affiliated mortgage brokers. The Company realizes revenues from the sale of such loans to investors for a price greater than the amount paid to the mortgage broker. The timing of the sale of loans to investors and failure to comply with investor underwriting guidelines could result in losses on loan sales. Management believes that substantially all underwriting and related issues generally are resolved with the investor prior to closing. It is management's experience that wholesale loan origination tends to be less profitable on a per loan basis than retail origination, but expansion into the wholesale sector is less costly than retail origination because wholesale origination does not require the establishment of costly office space and the related overhead expense. It is management's experience that wholesale account executives generally work from their homes or in shared office suites. This operating structure enables the Company to quickly enter new markets.

  It is management's experience that wholesale loan origination tends to be less profitable on a per loan basis than retail origination because wholesale loans are subject to two levels of costs, namely independent broker compensation, and Company sales commissions paid to its personnel for the production of the wholesale loan. On the other hand, retail loan origination tends to be more profitable than wholesale origination because the Company only pays compensation to its sales personnel in an amount less than the aggregate costs for the wholesale origination of a comparable loan.

  The Company's Wholesale Division, which was established in June, 1994 operates from its corporate headquarters in Oak Brook, Illinois and Irvine, California. Through the Wholesale Division, the Company acquires loans from a network of mortgage brokers and other financial intermediaries, including banks, who are screened by the Company.

  In addition to loan processing performed by the correspondent, the Wholesale Division performs its own underwriting prior to committing to acquire such loans. Correspondents qualify to participate in the Wholesale Division's loan acquisition program after a review of their reputation, mortgage lending experience and financial condition, including a review of references and financial statements. No single correspondent accounts for a significant portion of the Wholesale Division's mortgage loan production.

THE RETAIL ORIGINATION DIVISION

  Retail loan origination involves the direct solicitation of realtors, builders and other end borrowers for the origination of mortgage loans. The Company derives revenues from the premium that is received from the purchaser of the loan. Generally, that premium is shared on a negotiated basis with loan officers and others who procure the loan and assist in the loan origination process.

  The Company's Retail Origination Division solicits loans directly from consumers and through real estate brokers, builders and other real estate professionals. In developing its retail network, the Company has followed a strategy of establishing offices in areas where its experience indicates strong loan demand. This gives the Company added flexibility to open and close offices as dictated by mortgage demand.

  Establishing a reputation for prompt and responsive customer service is another integral component of the Company's marketing strategies. The Company believes that the ability to process loan applications quickly provides a distinct advantage over its competitors. It is management's experience that the average period between receipt of a loan application and the Company's lending commitment is generally less than 10 days. The Company endeavors to process loans quickly, while maintaining comprehensive underwriting controls through its automated techniques for loan origination, processing, underwriting and closing. The Company's computer system integrates the Company's loan origination activities to expedite loan processing, and enhances its ability to respond to market opportunities.

QUALITY CONTROL OF MORTGAGE ORIGINATION

  In order to ensure that the Company originates high quality mortgage loans, it has retained the services of a quality control company with an industry wide reputation to conduct audits of the Company's loan origination activities on a monthly basis. The Quality Control company audits pursuant to contractual specifications approximately ten (10%) percent of the aggregate retail and wholesale loans originated by the Company on a monthly basis. The audit process includes verification of mortgage information, including: employment status, wages/salaries; credit standing; property appraisal; confirmation of the borrower's savings and other assets; and compliance with other applicable underwriting guidelines. The Quality Control company selects loan files on a random basis. The Company receives a quality control management report from the Quality Control company at the conclusion of each monthly audit.

LOAN PROCESSING AND UNDERWRITING

  Loan applications generally are prepared by Company loan officers and verified by personnel in the Company's Retail Origination Division. Verification procedures, include, among other things, obtaining: (i) written confirmations of the applicant's income and bank deposits, (ii) a formal credit report on the applicant from a credit reporting agency, (iii) a preliminary title report, and (iv) a real estate appraisal. Appraisals for conventional and FHA loans are prepared by third party, unaffiliated appraisers who are pre-approved based upon their experience, education and reputation standards. Completed loan applications are then transmitted to the Company's Underwriting Department or to underwriting sub-contracting companies who provide underwriting services to the Company. The Underwriting Department of the Company or its sub-contractors contain experienced staff who verify the completeness and accuracy of application information, and determine its compliance with the Company's underwriting criteria and those of applicable government agencies or other investors.

  Underwriting criteria include loan-to-value ratios, borrower income qualifications, investor requirements, insurance and property appraisal requirements. The Company's underwriting guidelines for FHA, VA, FNMA and FHLMC loans comply with the written underwriting guidelines of the relevant agency.

  The Company's underwriting guidelines for "non-conforming" loans are based upon the underwriting standards required by investors to whom such loans are sold. "Non-Conforming" loans generally include loan products that do not comply with the underwriting guidelines of Freddie Mac, Fannie Mae, FHA or VA. The Company believes that the implementation and enforcement of comprehensive underwriting guidelines are expected. Non-conforming loans generally are underwritten by the Company in accordance with the written underwriting guidelines of the applicable investor who purchases the loans.

  Most of the Company's underwriting personnel function independently of the Company's loan origination personnel and do not report to any individual directly involved in the loan origination process.

  The Company's internal Quality Control Department reviews the Company's origination activities including approximately one hundred percent (100%) of all closed loans in order to enhance the ongoing evaluation of the loan processing function, including employees, credit reporting agencies and independent appraisers. In conducting such reviews, the Quality Control Department reviews the loan applications for compliance with federal and state lending standards, which involves a second verification of employment prior to loan closing, reconfirming banking information, and obtaining separate credit reports and property appraisals. The Quality Control Department submits all review results directly to the president of the Company.

LOAN COMMITMENTS

  Subsequent to underwriting approval, prior to loan funding, the Company issues loan commitments to qualified applicants. Commitments indicate loan amount, fees, funding conditions, approval expiration dates and interest rates. Commitments providing for "fixed" interest rates beyond sixty (60) days generally are not issued, unless the Company receives an appropriate fee premium based upon the assessment of the risk associated with a longer commitment period. Servicing compensation (based upon FNMA guidelines) generally ranges from .25% to .50% per annum on the outstanding principal balances of the loans. Servicing fees would be collected from monthly mortgage payments. Other sources of loan servicing revenues may include late charges and use of funds benefits.

  As a servicer of mortgage loans underlying mortgage backed securities issued by FNMA, FHLMC or other investors, the Company will be obligated to make timely payments of principal and interest to security holders, whether or not such payments have been made by borrowers on the underlying mortgage loans. In accordance with applicable FHA and VA guidelines, the Company will be fully insured by FHA against foreclosure loss on FHA loans, and the VA would guarantee against foreclosure loss on VA loans, subject to a limitation of the lesser of 25% of the loan amount and $46,000. Although FNMA and FHLMC would be obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer, the funding of delinquent payments or the exercise of foreclosure rights involves prospective costs to the Company.

  The Company expects that an important source for its loan servicing portfolio will be selected loans produced by the Company. The servicing rights for selected loans will be retained by the Company after such loans are sold to investors. In addition, the Company intends to supplement its servicing portfolio by purchasing mortgage servicing rights relating to loans originated by other lenders. Such purchases will be made only after the Company has conducted a due diligence analysis of the loan portfolio.

  The Company intends to provide low cost and flexible servicing that is responsive to the needs and requirements of its customers and investors.

SEASONALITY

  It is management's experience that the mortgage loan origination business is generally subject to seasonal trends. These trends reflect the general pattern of sale and resale of homes. It is management's experience that loan origination typically peaks during the spring and summer seasons, and declines to lower levels from mid-November through January. The mortgage servicing business is generally not subject to seasonal trends.

COMPETITION

  The mortgage banking industry is highly competitive. The Company competes with other financial institutions, such as mortgage banks, state and national banks, savings and loan associations, savings banks, credit unions and insurance companies and mortgage bankers. Some of the Company's competitors have financial resources that are substantially greater than those of the Company, including some competitors which have a significant number of offices in areas where the Company conducts its business. The Company competes principally by offering loans with competitive features, by emphasizing the quality of its service and by pricing its range of products at competitive rates.

  Information published by the Mortgage Bankers Association of America ("MBA") indicates that although the mortgage business is competitive, it is also fragmented in that no single lender has a significant market share of total origination volume. MBA data indicates that overall mortgage origination volume is shared in varying percentages among commercial banks, savings and loan and mortgage banking companies. MBA data also indicates that historically, mortgage banks have had an estimated twenty-thirty percent (20-30%) share of total origination volume. Commercial banks, savings banks, savings and loan associations and mortgage banking companies service the bulk of residential mortgages. It is management's belief that market share among competitors generally shifts more slowly in servicing than in origination. Management of the Company does not anticipate any significant changes in the market share described above in the near term.

  The Company's mortgage loan production activities are subject to the Truth-in-Lending Act and Regulation Z promulgated thereunder. The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act also guarantees consumers a three day right to cancel certain credit transactions, including any refinance mortgage or junior mortgage loan on a consumer's primary residence. The Company believes that it is in substantial compliance in all material respects with the Truth-in-Lending Act.

  The Company also is required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by lenders regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires the lenders to supply the applicant with a name and address of the reporting agency.

  The Federal Real Estate Settlement Procedure Act ("RESPA") imposes, among other things, limits on the amount of funds a borrower can be required to deposit with the Company in an escrow account for the payment of taxes, insurance premiums or other charges. The Company has policies, procedures and systems in place to ensure compliance with RESPA.

  The Company believes it is in possession of all licenses in those states in which it does business that require such licenses, except where the absence of such licenses is not material to the business and operations of the Company as a whole. Conventional mortgage operations also may be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company's corporate and administrative headquarters are located in leased facilities in Oak Brook, Illinois. These facilities comprise approximately 4,800 square feet of space in a building leased by the Company for a ten year term at annual rate of approximately $9.50 to $15.63 per square foot, triple net, which lease expires in 2003. In addition, at April 30, 1998, the Company leased an aggregate of approximately 1,146 square feet in Las Vegas, Nevada; 1,475 square feet in Irvine, California; and 900 square feet in St. Louis, Missouri. The leases for Las Vegas, Nevada and Irvine, California are on a month to month basis. The Company has no liability with respect to the lease at Creve Coeur, Missouri. The aggregate annual lease payments on properties leased by the Company as of April 30, 1998 was $192,000. The Company believes that its present facilities are adequate for its current level of operations. None of the Company's leased facilities are leased from affiliates of the Company.

  Lease commitments for the five (5) years following April 30, 1998 are as follows:

      April 30, 1999................................................... $217,035
      April 30, 2000................................................... $131,767
      April 30, 2001................................................... $ 97,170
      April 30, 2002................................................... $ 94,679
      April 30, 2003................................................... $ 95,249

  The Company's corporate headquarters are located at 600 Enterprise Drive, Suite #206, Oak Brook, Illinois 60523 and its telephone number is (630) 571-7222.

ITEM 3. LEGAL PROCEEDINGS.

  Discussed below are various legal proceedings relating to the Company. The Company does not believe that any one or all of these cases in the aggregate represent material litigation to the Company. Further, management is not aware of any threat of material litigation.

 Lawyers Title Insurance Corporation v. Dearborn Corporation

  In June, 1995, Lawyers Title initiated a non-wage garnishment proceeding against the Company and its bank which resulted in a lien being placed upon the Company's bank account in the amount of $565,649.26 ("Lawyers Title Litigation"). Lawyers Title had previously obtained a judgment by default against Dearborn Title Corporation and its president, Eileen Rasulis, in the amount of $5,931,494.59. Lawyers Title claimed entitlement to monies purportedly held by the Company on the grounds that the money was tendered to the Company by Dearborn Title in the mistaken belief that this money was owed to the Company as a replacement for a funding check relating to a particular real estate refinancing transaction which had previously been returned to Dearborn for insufficient funds.

  The Company has vigorously denied that Lawyers Title is entitled to these funds and has claimed that Dearborn Title owed to the Company sums in excess of the judgment and that the Company is entitled to retain these funds.

  On October 10, 1996, the United States District Court entered judgment in favor of Lawyers Title and against the Company in the amount of $583,049.26. On November 6, 1996, the Company appealed the October 10, 1996 judgment order to the United States Court of Appeals for the Seventh Circuit.

  On July 1, 1997, the United States Court of Appeals for the Seventh Circuit issued its opinion and order affirming in part and reversing in part the District Court's judgment. The matter has been remanded to the District Court with directions.

   The Company anticipates that the District Court will set this matter for trial, but as yet, no trial date has been set.

 Jeske and Levin v. United Financial Mortgage

  In February, 1996, Keith Jeske and Mark Levin filed a complaint against the Company and Joseph Khoshabe in the United States District Court for the District of Nevada. The complaint alleges breach of oral and written agreements, fraudulent inducement, unjust enrichment and other charges relating to the purported breach of a branch office agreement entered into between the Company and Levin and Jeske regarding the operation of a Las Vegas branch office. Levin and Jeske alleged that the Company, among other things, refused to pay payroll expenses and other fees incurred by the branch office and misrepresented that the Company was VA approved and could provide VA loans through the branch office. The complaint seeks an unspecified amount of damages in excess of $50,000. The Company denies that any liability is owing to either Jeske or Levin, intends to vigorously defend against the allegations and has filed counterclaims alleging damages in excess of $100,000.

  The litigation is in the discovery stage.

 Creed v. United Financial Mortgage Corp.

  In March of 1996, David Creed filed a complaint in the State court for Clark County, Nevada, alleging that the Company, Jeske and Levin breached an agreement with him to pay certain compensation of approximately $100,000. Jeske and Levin filed a cross-claim against the Company and Joseph Khoshabe, alleging claims for breach of oral and written agreements, fraudulent inducement, unjust enrichment and other charges relating to the purported breach of a branch office agreement entered into between the Company and Levin and Jeske regarding the operation of the Las Vegas branch office. Levin and Jeske alleged that the Company, among other things, refused to pay payroll expenses and other fees incurred by the branch office and misrepresented that the Company was V.A. approved and could provide loans through the branch office. The complaint seeks an unspecified amount of damages in excess of $50,000. The Company and Joseph Khoshabe have answered both the complaint and cross-claims, denying any liability to Creed, Jeske or Levin. In addition, a motion to dismiss will be filed after discovery on behalf of Joseph Khoshabe on the grounds that he is not party to any of the agreements and is not the alter-ego for the Company. The Company intends to vigorously defend against the allegations, and has also filed counter-claims against Creed, Levin and Jeske alleging that these individuals breached the branch office agreement and also alleging that Levin and Jeske unlawfully converted monies belonging to the Company.

 State of Nevada Office of Labor Commissioner

  In October, 1995, the Company was notified by the State of Nevada's Office of Labor Commissioner that certain wage claims had been filed by 18 individuals, including Jeske and Levin relating to unpaid wages totaling approximately $32,000. The Company has denied responsibility for these claims and affirmatively stated that pursuant to the branch office agreement, Jeske and Levin are solely and exclusively responsible for these claims.

  The Company has retained Nevada counsel to assist on these Nevada litigation matters.

 Schweigert v. United Financial Mortgage Corp.

  This action was filed in the Circuit Court of the 18th Judicial District Circuit, DuPage County, Illinois. The plaintiff in this action alleges wrongful termination of employment from the Company and damages relating thereto in excess of $50,000. The Company intends to vigorously defend this litigation, does not believe that it has any liability with respect to this claim and has filed counterclaims against the plaintiff and another party alleging damages in excess of plaintiff's claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 Market Information

  The Company's registration statement regarding 800,000 shares of Common Stock became effective with the United States Securities and Exchange Commission on May 26, 1998. The Company's Common Stock began trading on May 27, 1998 at a price of $6.50 per share.

  The Company's Common Stock is traded on The Chicago Stock Exchange ("CSX") under the symbol UFM.

  The range of high and low sale prices of the Company's Common Stock, as reported by the CSX from May 27, 1998 through July 15, 1998 were $6.00 and $8.4375, respectively.

  Holders. As of July 15, 1998, there were approximately 500 holders of record of the shares

  Dividends. The Company has never declared or paid a dividend on its Common Stock, and Management expects that a substantial portion of the Company's earnings, if any, for the foreseeable future will be used to expand loan origination and servicing capabilities. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors such as loan covenants or other contractual obligations.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS.


                      MANAGEMENT DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The Company, founded in 1986, operates as a full-service mortgage banking company engaged in the origination and sale of first mortgage loans secured by residential real estate. On a limited scale, the Company also originates commercial loans, and services residential mortgage loans.

RESULTS OF OPERATIONS

 Two Years Ended April 30, 1998

  Commissions and fees increased from $5,292,856 for the year ended April 30, 1997 to $6,730,416 for the year ended April 30, 1998. This percentage increase of approximately 27% is primarily the result of an increase in the number of loan originations from 1,460 during the year ended April 30, 1997 to 1,628 during the year ended April 30, 1998. Aggregate loan volume originated increased from $190 million to $221 million between the same periods. The increase in loan originations was the result of lower interest rates and an increase in loan origination efforts.

  Interest income increased from $403,526 for the year ended April 30, 1997 to $665,646 for the year ended April 30, 1998. This increase was attributable to the increase in loan originations and higher interest income on invested capital.

  Salary and commission expenses increased from $3,731,207 for the year ended April 30, 1997 to $4,008,346 for the year ended April 30, 1998. The increase was attributed to two main factors. The increased number of loan originations in fiscal year 1998 as compared to fiscal year 1997 and investment in the expansion of the Company's sales organization as compared to the previous year.

  Selling and administrative expenses increased from $1,593,958 for the year ended April 30, 1997 to $1,990,349 for the year ended April 30, 1998. This percentage increase of approximately 25% reflected the investment in the expansion of the Company's sales organization as well as expenses related to increased loan origination.

  Depreciation expense increased slightly from $38,045 for the year ended April 30, 1997 to $45,805 for the year ended April 30, 1998 principally as a result of additional computer equipment acquired in fiscal 1998. This computer equipment acquisition is in line with the Company's strategy for technological advancement and infrastructure improvements.

  Interest expense increased from $307,766 for the year ended April 30, 1997 to $975,953 for the year ended April 30, 1998. This increase was the result of increased use of warehouse lines of credit to fund the increased loan originations.

  During the fiscal year ending April 30, 1997, the Company recognized a loss from a judgement rendered against the Company in the United States District Court regarding past transactions with a title company. Total costs and expenses including the amount of the judgement and associated legal expenses totaled approximately $734,000.

  As a result of the foregoing, there was a net loss of $654,876 for the year ended April 30, 1997 as compared to net income of $241,429 for the year ended April 30, 1998. Without the effect of the aforementioned judgement, net income for the year ended April 30, 1997 would have been $25,406. The Company recorded a deferred tax asset of $45,763 for fiscal year 1997. For fiscal year 1998 the Company's net tax expense of $40,127 includes a reduction due to the loss carryforward from the previous year.

  As a consequence of the accounting treatment afforded to certain equity transactions entered into by the Company regarding warrants and other financings, the Company's results of operations include non-cash charges against income in fiscal years 1997 and 1998. This consists of $156,000 recorded as advisory fees in both fiscal 1997 and 1998. In addition, there was amortization of debenture discount of $69,380 recorded in fiscal 1997 and $106,250 for fiscal year 1998. Without these non-cash charges, and without the judgement referred to above, net income would have been $250,786 in fiscal 1997 and $503,679 in fiscal 1998.

  During the period ended April 30, 1998, the Company foreclosed on two (2) mortgages and took legal title to two (2) single family homes in the State of California (the "Real Property").

  The Real Property is recorded on the Company's financial statements at a carrying value at the amount of the foreclosed mortgages, including foreclosure costs. No provision for a loss was recorded because the Company has current appraisals for the Real Property, prepared by an independent appraiser, reflecting fair market values in excess of the recorded carrying values. Management has conducted preliminary research of the marketability of the Real Property and believes there is an active market for the Real Property. The Company expects to sell the Real Property in early fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

  During the years ended April 30, 1997 and April 30, 1998, net cash generated
(used) by operating activities was ($607,513) and $397,010, respectively. Net cash generated by operating activities increased from fiscal year 1997 to fiscal year 1998 primarily because of increased loan originations and reduced litigation expenses.

  Net cash used by investing activities increased from $29,618 for the year ended April 30, 1997 to $411,537 for the year ended April 30, 1998. The increase in cash used from 1997 to 1998 is largely attributable to the purchase of the two foreclosed properties in California. In addition, the company increased the origination of mortgage servicing rights in fiscal year 1998.

  Cash flow from financing activities for the years ended April 30, 1997 and April 30, 1998 was $694,583 and ($29,623), respectively. This change is largely due to preferred stock, common stock, and debenture transactions that occurred in fiscal year 1997. These adjustments did not occur in 1998. Proceeds from preferred stock sales in fiscal year 1997 totaled $565,000. In addition, common stock and debenture proceeds totaled $253,536 in 1997.

  Capital expenditures for the year ended April 30, 1998 were approximately $34,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. The Company believes it will continue to make investments in technology in the near future to enhance and maintain its product and service offerings. The Company believes that such investments could aggregate $200,000 to $300,000 over the next two years, especially in the next several quarters.

  Cash flow requirements depend on the level and timing of the Company's activities in loan origination in relation to the timing of the sale of such loans. In addition, the Company requires cash flow for the payment of operating expenses, interest expense, and capital expenditures. Currently, the Company's primary sources of funding are borrowings under warehouse lines of credit, proceeds from the sale of loans in the secondary market and internally generated funds. Management believes that a larger equity base resulting from the subsequent public offering should increase the amount of credit available to the Company.

  Historically, the Company has funded its growth, in large part, from its access to lines of credit and its operating activities. The Company has been additionally capitalized by its President, Joseph Khoshabe, through various purchases of Common Stock and Series A Preferred Stock. Further, the company has sold Common Stock, debentures, and warrants during the past five years at various times, principally to fund the costs associated with an uncompleted, public offering in late fiscal 1994 and fiscal 1995.

  The Company used $750,000 of the proceeds of its public offering to redeem a portion of the Series A Preferred Shares held by the J.K. Trust, and approximately $489,000 of the proceeds to retire certain convertible debentures. Although the company cannot be assured of the availability of additional credit, the Company reasonably anticipates that the availability of net proceeds of the public offering will result in an increase in the availability of credit to the Company.

  The long-term plans of the Company also are to engage in the business of servicing mortgage loans. In order to engage in this business, the Company will be required to retain the servicing rights on the loans that it originates. Such retention will result in the reduction in the revenue available to the Company upon the sale of such mortgage loans. In such event, the Company will be required to employ capital to finance the retention of servicing rights. Such capital principally would be expended to pay the costs associated with loan origination, such as loan officer compensation and miscellaneous overhead expenses. However, the retention of servicing rights also creates an asset on the Company's balance sheet.

  The Company is presently in discussions with various lenders for additional lines of credit. Management believes that the increase in the Company's equity as a result of the public offering will enhance the Company's ability to obtain the additional credit it will require to increase its servicing portfolio of mortgage loans and reduce borrowing costs.

INDUSTRY TRENDS

  The growth in volume that the mortgage industry has seen over the past few years has resulted from a general downward trend in interest rates. The Company believes that mortgage volume may tend to decrease on a relative basis in higher interest rate environments. Higher interest rates generally result in smaller mortgage companies leaving the market resulting in potentially larger market shares for continuing mortgage bankers. The Company also believes that proceeds from the upcoming financing will position the Company to realize opportunities in such an environment, but there can be no assurance that it will be able to do so.

  The company also believes that the industry will continue to offer broader and more diversified product offerings and that technology will play an increasing part in real estate transactions. This includes expanded use of Internet capabilities. The Company believes that the proceeds from the public offering will allow for the necessary investments in these technologies as part of its working capital requirements.

  The Company's business base is concentrated principally in the Midwest and West. As such, the company may be subject to the effects of economic conditions and real estate markets specific to such locales.

ACCOUNTING DEVELOPMENTS

 Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities

  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125, among other things, provides accounting and reporting standards for transfers and servicing of financial assets, and extinguishment of liabilities. SFAS 125 requires that after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 also requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. The Company expects that the impact of SFAS 125 on the results of the operations, financial condition, or liquidity will be immaterial. However, as business conditions change, there is no guarantee that this development will not materially affect the company. Therefore, the Company will take a proactive stance on keeping abreast of this as well as other accounting changes in the industry.

ITEM 7. FINANCIAL STATEMENTS.

                     UNITED FINANCIAL MORTGAGE CORPORATION

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          -----
Table of Contents........................................................    11
Report of Independent Certified Public Accountants.......................    12
Balance Sheet at April 30, 1997 and 1998.................................    13
Statement of Income for the years ended April 30, 1997 and 1998..........    14
Statement of Stockholders' Equity for the years ended April 30, 1997 and
 1998....................................................................    15
Statement of Cash Flow for the years ended April 30, 1997 and 1998.......    16
Notes to Financial Statements............................................ 17-21

                         INDEPENDENT AUDITOR'S REPORT

                        UNITED FINANCIAL MORTGAGE CORP.

  Financial Statements as of April 30, 1997 and April 30, 1998 together with Independent Auditors' Report

To the Board of Directors and Stockholders of United Financial Mortgage Corporation

  We have audited the accompanying balance sheets of United Financial Mortgage Corp. as of April 30, 1997 and April 30, 1998, and the related statements of income, stockholders' equity and cash flows for the years ended April 30, 1997 and April 30, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Financial Mortgage Corp. as of April 30, 1997 and April 30, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          Craig Shaffer and Associates, Ltd.,
                                          C.P.A.

Des Plaines, Illinois
July 11, 1998

                     UNITED FINANCIAL MORTGAGE CORPORATION

                                 BALANCE SHEET

                                                      YEAR ENDED   YEAR ENDED
                                                       APRIL 30,    APRIL 30,
                       ASSETS                            1997         1998
                       ------                         -----------  -----------
Current Assets:
  Cash............................................... $ 2,018,211  $ 1,974,011
  Loans held for sale................................  13,090,077   13,261,136
  Mortgage Loan Investments..........................     566,536    1,331,287
  Accounts Receivable................................      59,043       83,494
  Due from Employees.................................      65,692       13,511
  Due from Officers..................................      35,027       64,873
  Deferred Tax Asset.................................      45,763        5,636
  U.S. Savings Bond..................................       2,000        2,000
  Note Receivable....................................     111,763      140,878
  Prepaid Expense....................................           0        8,882
                                                      -----------  -----------
    Total current assets............................. $15,994,112  $16,885,708
                                                      ===========  ===========
Furniture, Fixtures & Equipment
  Cost............................................... $   308,770  $   342,771
  Accumulated Depreciation........................... $  (154,678) $  (200,484)
                                                      -----------  -----------
                                                      $   154,092  $   142,287
Other assets:
  Servicing Rights................................... $         0  $    74,286
  Land Investments...................................           0      303,250
  Escrow Deposits....................................      24,066        8,076
  Deferred Organization Costs........................      94,233      143,425
  Security Deposits..................................       6,143       11,302
  Deferred Advisor Fees..............................     390,000      234,000
  Investments........................................           0        5,750
                                                      -----------  -----------
    Total other assets............................... $   514,442  $   780,089
    Total Assets..................................... $16,662,646  $17,808,084
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current Liabilities:
  Accounts Payable................................... $   179,983  $   207,462
  Deferred Income....................................       6,000
  Accrued Expenses...................................     102,455      171,773
  Taxes Payable......................................      29,088            0
  Deferred Income Taxes..............................           0            0
  Escrow Payable.....................................      24,066        8,076
  Notes Payable--Current.............................  13,417,922   14,149,244
                                                      -----------  -----------
    Total current liabilities........................ $13,759,514  $14,536,555
Non-Current Notes Payable............................     298,032      425,000
                                                      -----------  -----------
    Total liabilities................................ $14,057,546  $14,961,555
Commitments
Preferred Shares 5,000,000 authorized, No Par Value,
 213 Series A Redeemable Shares Issued and
 Outstanding; liquidation value $1,065,000 at April
 30, 1997 and April 30, 1998......................... $ 1,065,000  $ 1,065,000
Stockholders' equity
  Common Shares 20,000,000 Authorized, No Par Value
   Shares Issued and Outstanding; 3,100,029 at April
   30, 1997 and April 30, 1998....................... $ 2,382,895  $ 2,382,895
  Retained Earnings..................................    (842,795)    (601,366)
                                                      -----------  -----------
    Total stockholders' equity....................... $ 2,605,100  $ 2,846,529
                                                      -----------  -----------
                                                      $16,662,646  $17,808,084
                                                      ===========  ===========

         The accompanying Notes are an integral part of this statement

                     UNITED FINANCIAL MORTGAGE CORPORATION

                              STATEMENT OF INCOME

                                                    YEAR ENDED     YEAR ENDED
                                                  APRIL 30, 1997 APRIL 30, 1998
                                                  -------------- --------------
Revenues:
  Commissions and Fees...........................   $5,292,856     $6,730,416
  Interest Income................................      403,526        665,646
  Other Income and Expense.......................            0        (13,466)
                                                    ----------     ----------
                                                     5,696,382      7,382,596
Expenses:
  Salaries & Commissions.........................   $3,731,207     $4,008,346
  Selling & Administrative.......................    1,593,958      1,990,349
  Depreciation...................................       38,045         45,805
  Interest Expense...............................      307,766        975,953
  Cost and Expense of Litigation.................      734,056         80,587
                                                    ----------     ----------
                                                    $6,405,032     $7,101,040
Income (loss) Before Income Taxes................   $ (708,650)    $  281,556
Income Tax Provision.............................      (53,774)        40,127
Net Income (loss)................................     (654,876)       241,429
Less Dividends Paid on Preferred Stock...........            0              0
Net Income (loss) Applicable to Common
 Shareholders....................................     (654,876)       241,429
Earnings (loss) Per Common Share.................   $   (0.211)    $    0.078
                                                    ==========     ==========




         The accompanying Notes are an integral part of this statement

                     UNITED FINANCIAL MORTGAGE CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                       TWELVE MONTHS ENDED APRIL 30, 1998

                                                    COMMON   RETAINED
                                                     STOCK   EARNINGS    TOTAL
                                                   --------- --------  ---------
Balance, April 30, 1996..........................  1,895,395 (187,919) 1,707,476
Issuance of 55,555 shares upon conversion of 1995
 Bridge Financing Debentures.....................    275,000
Issuance of 42,500 shares in connection with 1996
 Financing.......................................    212,500
Net Loss for the year............................            (654,876)
Balance, April 30, 1997..........................  2,382,895 (842,795) 1,540,100
Net income for the year ended April 30, 1998.....             241,429
Balance, April 30, 1998..........................  2,382,895 (601,366) 1,781,529



         The accompanying Notes are an integral part of this statement

                       UNITED FINANCIAL MORTGAGE COMPANY

                            STATEMENT OF CASH FLOWS

                                                    YEAR ENDED     YEAR ENDED
                                                  APRIL 30, 1997 APRIL 30, 1998
                                                  -------------- --------------
Cash Flows from Operating Activities
Net Income or (Loss).............................  $  (654,876)    $  241,429
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities................  $    38,045     $   45,805
Depreciation
  Changes In:
    Prepaid & Other Current Assets...............       68,522         69,216
    Accrued Expenses & Other Current Liabilities.      (71,507)        18,240
    Accounts Payable.............................      (34,984)        27,479
    Deposits.....................................       47,287         (5,159)
                                                   -----------     ----------
Net Cash Provided by Operation Activities........  $  (607,513)    $  397,010
                                                   -----------     ----------
Cash Flows from Investing Activities
  Land Purchase..................................  $         0     $ (303,250)
  Purchase of Fixed Assets.......................      (29,618)       (34,001)
  Servicing Rights...............................       (7,199)       (74,286)
                                                   -----------     ----------
Net Cash Provided from Investing Activities......  $   (29,618)    $ (411,537)
Cash Flows from Financing Activities
  Notes Receivable...............................  $   (90,764)    $  (29,115)
  Changes in Short Term Debt.....................       (5,604)
  Changes in Long Term Debt......................       (5,604)       126,968
  Officers Loans.................................      (35,027)       (29,846)
  Deferred Advisor Fees..........................      156,000        156,000
  Deferred Offering Expenses.....................      (94,233)       (49,192)
  Proceeds from Preferred Stock..................      565,000              0
  Common Stock Proceeds..........................      212,499              0
  Bond Proceeds Net..............................       41,037              0
  Common Stock on Conversion.....................      275,000              0
  Mortgage Loans Made............................    3,402,925       (935,810)
  Changes in Bank Line of Credit.................   (3,726,646)       731,322
                                                   -----------     ----------
Cash Provided (Used) by Financing Activities.....      694,583        (29,673)
Increase (Decrease) in Cash......................  $    57,452     $  (44,200)
Cash At Beginning of Period......................  $ 1,960,759     $2,018,211
                                                   -----------     ----------
Cash At End of Period............................  $ 2,018,211     $1,974,011
                                                   ===========     ==========

         The accompanying Notes are an integral part of this statement

                     UNITED FINANCIAL MORTGAGE CORPORATION

                     NOTES TO AUDITED FINANCIAL STATEMENTS

ORGANIZATION AND BUSINESS OF THE COMPANY

  United Financial Mortgage Corporation, is an Illinois Corporation organized on April 30, 1986 to engage in the residential mortgage banking business. The Company is a licensed mortgage banker in the states of Illinois, Wisconsin, Missouri, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Kentucky, Maryland, Nevada, North Carolina, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Indiana. The Company is an approved mortgagee by the Department of Housing and Urban Development and is qualified to originate mortgage loans insured by the Federal Housing Administration as well as service for Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

REVERSE SHARE SPLIT

  In 1995, the Company's shareholders approved a reverse split of the Company's common shares pursuant to which each three outstanding common shares became two common shares. The reverse split was effective May 9, 1995. The accompanying financial statements reflect this reverse split as of May 1, 1995.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition

  Revenue is recognized when loans are sold after closings. Interest income from mortgages held by the Company and from short term cash investments is recognized as earned.

 Commissions and Fees

  Commissions and fees principally consist of premiums received from purchasers of mortgage loans originated by the Company. Gains (losses) from purchasing, selling, investing in or otherwise trading in closed mortgage loans are an immaterial portion of the Company's revenues and are included in the Statement of Income under the item entitled Revenues; Commissions and Fees.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash and short-term investments with original maturity of three months or less.

 Accounts Receivable

  Accounts receivable consist of advances made in connection with loan origination activities.

 Concentration of Credit Risk

  Credit risk with respect to mortgage loan receivables and accounts receivable is generally diversified due to the large number of customers and the timely sale of the loans to investors, usually within one (1) month. The Company performs extensive credit investigation and verification procedures on loan applicants before loans are approved and funds disbursed. In addition, each loan is secured by the underlying real estate property. As a result, the Company has not deemed it necessary to provide reserves for the ultimate realization of the mortgage loan receivable.

                     UNITED FINANCIAL MORTGAGE CORPORATION

 Fixed Assets

  Fixed assets consist of furniture, fixtures, equipment and leasehold improvements and are recorded at cost and are depreciated using the straight line method over their estimated useful lives. Furniture, fixtures and equipment are depreciated over 5-7 years and leasehold improvements over the shorter of the lease term or the estimated useful life of the asset. Upon asset retirement or other disposition, cost and the related allowance for depreciation are removed from the accounts, and gain or loss is included in the statement of income. Amounts expended as repairs and maintenance are charged to operations.

 Fair Value of Financial Instruments

  The carrying value of the Company's financial instruments, including cash and cash equivalents, mortgage receivables, accounts receivables, accounts payable and notes payable, as reported in the accompanying balance sheet, approximates fair value.

 Income Taxes

  The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The liability method provides that deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Earnings (Loss) per Common Share

  Earnings (loss) per common share is calculated on net income (loss) after deduction for dividends paid on the Series A Preferred Shares. The number of common shares used in the computation is based upon the number of shares outstanding at the end of the period.

NOTES PAYABLE

  The Company has mortgage warehouse credit facilities aggregating $22.5 million with several commercial banks and other financial institutions. These credit facilities are used to fund approved mortgage loans and are collateralized by mortgage loans. The Company is not required to maintain compensation balances.

  Amounts outstanding under the various credit facilities consist of the following:

                                                                      APRIL 30,
                                                                        1998
                                                                     -----------
      $20 million mortgage warehouse credit facility at a
       commercial bank; interest at prime; less .75 percent expires
       10/28/98....................................................  $13,261,137
      $1.5 million mortgage warehouse credit facility at a
       commercial bank; interest at prime; expires 2/14/98.........      624,021
      The line is currently in negotiations with no anticipation of not being renewed.
      $1 million mortgage warehouse credit facility at a commercial
       bank; interest at prime; expires 10/28/98...................      264,086
                                                                     -----------
        Total......................................................  $14,149,244
                                                                     ===========

CONVERTIBLE DEBENTURES

  In connection with the 1996 Bridge financing during the period November, 1996 to March, 1997 the Company issued $425,000 of convertible debentures with an interest rate of 10% and a maturity of one year. The debentures are to be paid upon the completion of an initial public offering before maturity. If not repaid by maturity, the debentures convert into 85,000 shares of Common Stock. These were extended until July of 1998.

                     UNITED FINANCIAL MORTGAGE CORPORATION

LEASE COMMITMENTS

  The Company conducts its operations from leased premises and with equipment under several operating leases. Total rent expense under these leases was approximately $192,000 for the twelve months ended April 30, 1998.

  Future minimum rental payments for the next five years at April 30, 1998 are as follows:

           YEAR ENDING APRIL 30,             OPERATING LEASES
           ---------------------             ----------------
              1999..........................     $217,035
              2000..........................      131,761
              2001..........................       97,170
              2002..........................       94,679
              2003..........................       95,249
                                                 --------
                                                 $635,894
                                                 ========

INCOME TAXES

  The income tax provision consists of the following year ended April 30:

                                                                 1997     1998
                                                               --------  -------
      Current:
        Federal............................................... $      0  $30,096
        State.................................................        0   10,031
      Deferred:
        Federal............................................... $(40,330)       0
        State.................................................  (13,444)       0
                                                               --------  -------
      Total................................................... $(53,774) $40,127
                                                               ========  =======

  The components of the deferred tax asset (liability) are as follows for the years ending April 30:

                                                              1997      1998
                                                            ---------  -------
      Loss carry-forward................................... $(141,730) $(5,636)
        Accelerated depreciation...........................    12,099    3,659
      Deferred Receivables.................................     3,368   72,798
                                                            ---------  -------
      Deferred Tax Asset (Liability).......................   126,263   70,821
      Valuation Allowance..................................   (80,500) (76,457)
                                                            ---------  -------
      Net Deferred Tax Asset (Liability)................... $  45,763  $ 5,636
                                                            =========  =======

  The effective tax rate for the years ended April 30, 1997 and April 30, 1998 differ from the statutory Federal tax rate of 34% due to valuation reserves on the recording tax loss carryforwards.

RECENT FINANCING

 1994 Private Placement

  In November, 1994 the Company sold 220,000 shares of Common Stock for an aggregate price of $2.25 per share. The net proceeds from this financing were applied in part to offer purchasers in the 1993 Private Placement the option of selling back some or all of their shares to the Company at the original subscription price, plus annual compounded interest of 10% for the period held. The Company repurchased 73,461 shares for an aggregate price of $126,371 in year ending April 30, 1996.

                     UNITED FINANCIAL MORTGAGE CORPORATION

  In connection with the placement, the placement agent was issued, for nominal consideration, warrants to purchase 22,000 shares of the Company's Common Stock at an exercise price of $1.65 per share. The warrants were exercisable for a period of five years, subject to customary anti-dilution provisions and contain certain registration rights.

  The holders of shares purchased in the 1993 Private Placement have fully exercised their one-time right to sell their shares back to the Company and there are no additional repurchase requirements by the Company.

1995 BRIDGE FINANCING

  In May, 1995, the Company sold two and one-half (2 1/2) units of a bridge financing with aggregate proceeds to the Company of $250,000. Each unit consisted of a convertible debenture with face value of $100,000 and 22,000 shares of Common Stock. The debentures carried an interest rate of 10% and matured in 12 months and were to be paid upon the effectiveness of a registration statement. If not paid by maturity, the debentures were convertible, in the aggregate, into 55,555 shares of Common Stock. The conversion shares were granted certain registration rights. For accounting purposes, the shares issued as a component of the unit were recorded at $4.50 per share, the conversion price for the debentures. This resulted in a like amount recorded as discount on the debentures. The discount was amortized as interest expense over the life of the debentures. These debentures have been converted to 55,555 shares of Common Stock.

1996 FINANCING

  Pursuant to the terms of the November 1, 1996 private placement ("1996 Financing"), the Company offered and sold seventeen (17) units ("Units") for aggregate offering proceeds of $425,000. The Units consisted of one (1) $25,000, ten percent (10%) convertible debenture ("1996 Debenture") and 2,500 shares of no par value common stock ("1996 Unit Shares").

  The 1996 Debenture component of the Units provided for a term of up to twelve (12) months commencing from the expiration date of the 1996 Financing ("Redemption Date"). The 1996 Debenture also provided for the payment of accrued interest at an annual rate of ten percent (10%), commencing from the date of subscription through the Redemption Date. The 1996 Debenture provided for mandatory redemption and payment by the Company, in full, including both principal and accrued interest, upon the completion of public offering. If the 1996 Debentures were not redeemed, then the 1996 Debentures automatically were to convert to an additional 85,000 shares of Common Stock (5,000 shares for each $25,000 1996 Debenture) ("1996 Conversion Shares"). The 1996 Conversion Shares and the 1996 Unit Shares are not subject to mandatory redemption.

  The 1996 Debentures, and accrued interest thereon, were repaid from the net proceeds of the public offering.

SERIES A PREFERRED STOCK

  The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. No dividends were declared for the years ended April 30, 1997 and 1998.

STOCKHOLDERS' EQUITY

 Warrants

  At April 30, 1998, the Company had total warrants outstanding to purchase 242,000 shares of the Company's Common Stock. The exercise price of the warrants range between $0.50 and $4.505 per share.

                     UNITED FINANCIAL MORTGAGE CORPORATION

Warrants for 47,000 shares expire on the fifth anniversary of their issuance. Warrants for 195,000 shares expire on April 30, 1999. In certain circumstances, the warrants have certain "piggy back" or other registration rights. At January 31, 1998, all warrants outstanding were exercisable.

  As of November 15, 1995 an advisor to the Company was issued warrants to purchase 195,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. The warrants are exercisable until April 30, 1999 and contain certain registration rights.

  The Company has reserved 242,00 common shares for issuance upon exercise of all options.

 Stock Option Plan

  In December, 1993 the Company adopted the Non-Qualified and Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for shares under the plan is the fair market value of the Common Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options will be exercisable immediately, after a period of time or in installments, and expire on the tenth anniversary of the grant. The plan will terminate in December, 2003.

  At April 30, 1997 and April 30, 1998, the Company had not granted any options under the Plan.

  At April 30, 1998, the Company reserved 500,000 common shares for issuance upon exercise of options.

CONTINGENCIES

  The Company is defendant in a series of complaints related to the operation of a branch office in Nevada. The aggregate claims are for amounts in excess of $182,000. The Company has filed counter-claims in certain of the instances. The Company is also defendant in another action alleging wrongful termination where the plaintiff is seeking damages in excess of $50,000. The Company denies any liability in the matters, intends to vigorously defend against the allegations and has filed counter claims in certain of these suits. The company does not believe the outcome of these lawsuits will have a material impact on the financial statements.

  In October, 1996 the United States District Court entered a judgment in favor of Lawyers Title Insurance Company against the Company in the amount of $583,049 relating to a dispute over certain cash transfers made in the year ending April 30, 1994. These monies were paid during the year ended April 30, 1997. There can be no assurance that the judgment will be reversed on appeal or otherwise.

  On July 1, 1997 the United States Court of Appeals for the Seventh Circuit issued its opinion and order affirming in part and reversing in part the District Court's Judgment. The matter has been remanded to the District Court with directions.

SUBSEQUENT EVENTS

  On June 4, 1998, the Company completed a public offering of 800,000 shares of its Common Stock at $6.50 per share. Gross offering proceeds totaled $5,200,000. Gross offering proceeds have been applied as follows:

      Underwriting Commission......................................... $520,000
      Non-Accountable Expense Allowance............................... $156,000
      Redemption of Series A Preferred Stock.......................... $750,000
      Offering Expenses............................................... $375,493
      Repayment of 1996 Debentures, and accrued interest.............. $489,000

  Two million, nine hundred, nine thousand, five hundred seven dollars ($2,909,507) remains after application of the above expenses and have been invested in temporary investments.

LAND INVESTMENT

  As of the date of the audit report, one property has been sold for two hundred forty-one thousand dollars ($241,000) at which two hundred six thousand dollars ($206,000) has been collected by the Company. The other property is being actively marketed and the Company believes should be sold soon.

SERVICING

  During the recent year ended April 30, 1998 the Company has started to build a servicing portfolio. As of balance sheet date the servicing portfolio was three million, eight hundred thirty-nine thousand, two hundred thirty-three dollars ($3,839,233) in residential loans and seven hundred thirty-nine thousand, three hundred eighty-seven dollars ($739,387) in commercial loans.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  (a) Recent Sales of Unregistered Securities.

    The Company has never declared or paid a dividend on its Common Stock, and Management expects that a substantial portion of the Company's earnings, if any, for the foreseeable future will be used to expand loan origination and servicing capabilities. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition and other relevant factors such as loan covenants or other contractual obligations.

  (b) Use of Proceeds

    (1) On May 26, 1998, the Company's Registration Statement (No. 333-27037) on Form SB-2 became effective with the United States Securities and Exchange Commission.

    (2) The offering commenced on May 27, 1998.

    (3) Not Applicable.

    (4)(i) The offering terminated on June 4, 1998 after the sale of 800,000 shares of the Company's common stock. An over-allotment option for an additional 120,000 shares which were registered were not sold.

    (ii) The managing underwriter was Mills Financial Services, Inc.

    (iii) The title of each class of securities registered is as follows:

                                              AMOUNT
             CLASS                          REGISTERED
             -----                          ----------
             Common Stock..................  920,000
             Underwriter's Warrants........   80,000
             Common Stock Within
              Underwriter's Warrant........   80,000

    (iv) No shares were sold by any selling security holders.

      920,000 shares were registered for the account of the Company with an aggregate offering price of $5,980,000. To date, 800,000 shares have been sold for an aggregate offering price of $5,200,000.

    (v) The amount of the expenses incurred for the Company's account in connection with the issuance and distribution of the shares registered is as follows:

      Underwriting Discounts and Commissions......................... $  520,000
      Finder's Fees..................................................       None
      Non-Accountable Expense allowance Paid to the Underwriter......    156,000
      Other Expenses.................................................    375,493
                                                                      ----------
      Total Expenses................................................. $1,051,493

  (V)(A) $750,000 of the offering proceeds was paid to the Joseph Khoshabe Trust, dated September 22, 1995 as the redemption price for 150 shares of Series A Preferred Stock. The Company also paid $489,000 to repay the principal and accrued interest of the 1996 Debentures. These applications of offering proceeds were disclosed in the registration statement.

  (VI) The net proceeds to the Company after deducting total expenses and the other uses described above was $2,909,507.

  (VII) The net offering proceeds to the Company have been invested in temporary investments.

  (VIII) Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

                                                               OTHER ANNUAL
                                                               COMPENSATION
NAME AND PRINCIPAL POSITION    YEAR     SALARY      BONUS   (1)(2)(3)(4)(6)(7)
---------------------------    ----     ------      -----   ------------------
Joseph Khoshabe, President     1998   $180,000       -0-          $3,161
                               1997   $180,000       -0-          $3,161
                               1996   $170,000(5)    -0-          $3,161
                               1995   $160,000       -0-          $3,161
                               1994   $162,352       -0-          $3,161
Steve Y. Khoshabe,             1998   $ 50,063       -0-          $2,210
 Executive Vice President(6)   1997   $ 46,093       -0-          $2,210
                               1996   $ 40,393       -0-          $2,210
Glen A. Schap                  1998   $ 40,000       -0-          $8,750
                               1997   $ 30,677       -0-          $8,780
                               1996   $ 25,333       -0-          $8,780
                               1995   $ 28,754       -0-          $8,780
                               1994   $ 26,083       -0-          $8,780

--------
(1) Fiscal 1998 means for the fiscal year ended April 30, 1998.
(1) Includes: $1,980 for annual disability premiums; and $1,181 for annual health insurance premiums for Mr. Khoshabe and his dependents.
(2) None of the Directors, other than Joseph Khoshabe, received any director or other compensation from the Company as of April 30, 1998.
(3) Does not include a $25,000 annual car allowance payable to Mr. Joseph Khoshabe.
(4) Does not include a $7,200 annual car allowance payable to Steve Khoshabe and $2,210 of annualized health plan premiums.
(5) This salary amount was not paid to Mr. Khoshabe. This salary amount is included to satisfy applicable accounting requirements.
(6) Effective as of June 15, 1998, Mr. Steve Khoshabe's annual base salary was increased to $90,000. Mr. Khoshabe's annual car allowance also was increased effective as of May 1, 1998 from $7,200 to $12,000. These increases are attributable to the increase in Mr. Khoshabe's responsibilities as a consequence of the public offering by the Company.
(7) Effective as of June 15, 1998, Mr. Joseph Khoshabe's annual base salary was increased from $180,000 to $250,000 in accordance with the terms of his employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Security Ownership of Certain Beneficial Owners

  The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock at the date of this Proxy Statement, by (1) each person known by the Company to beneficially own more than 5% of the Company's Common Stock, and (ii) the officers and directors of the Company beneficially owning such Common Stock. The Company believes that Mr. Joseph Khoshabe as trustee of the Joseph Khoshabe Trust, under trust agreement dated September 22, 1995 (the "J.K. Trust"), has sole investment and voting power with respect to the shares beneficially owned by the J.K. Trust.

      NAME AND ADDRESS OF BENEFICIAL          NUMBER OF
      OWNER                                    SHARES            PERCENT OWNED(1)
      ------------------------------          ---------          ----------------
      J.K. Trust                              2,531,842               61.8%
      c/o United Financial Mortgage Corp.
      600 Enterprise Drive
      Suite 206
      Oak Brook, IL 60521
      Rocco M. Cappiello                        211,150(2)             5.1%
      30 S. Wacker
      Suite 1310
      Chicago, Illinois 60606

--------
(1) The computations include the issuance of 322,000 shares of Common Stock upon exercise of various outstanding warrants.
(2) Mr. Rocco M. Cappiello has the right to acquire 195,000 of such shares within sixty (60) days of the effective date (May 26, 1998) of the Company's registration statement, upon exercise of the Advisor Warrant.

  The J.K. Trust is the principal shareholder of the Company. Mr. Khoshabe originally purchased the shares and then had them reregistered in the name of the J.K. Trust for estate planning purposes. Mr. Khoshabe as the trustee of the J.K. Trust is the beneficial owner of 2,531,842 shares of the Common Stock of the Company. In connection with the organization of the Company and its initial capitalization, the J.K. Trust paid a total of $130,070 for 100% of the Company's common stock. Therefore, the J.K. Trust purchased its ownership interest in the Company for $.051 per share.

  The J.K. Trust has agreed with the Underwriter and the Company, with the exception of 100,000 shares which may be sold six (6) months after the effective date of the registration statement described above that it will not sell the remainder of the shares held by it for a period of twelve (12) months after such effective date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company's Board of Directors authorized the issuance of 213 shares of Series A Non-Voting Preferred Stock ("Preferred Stock"). The outstanding shares of Preferred Stock were purchased from the Company for total cash consideration of $1,065,000 or $5,000 per share. The 213 shares of Preferred Stock includes 113 shares purchased by the J.K. Trust on June 10, 1996 for a cash payment to the Company of $565,000. The J.K. Trust purchased these shares of Preferred Stock as a capital infusion to compensate for the $565,000 judgment that was paid in the Lawyers Title Litigation. See "Legal Proceedings."

  On June 5, 1998, 150 shares of the Preferred Stock were redeemed by the Company for a redemption price of $750,000 and no longer are outstanding.

  The redemption price for the Preferred Stock represents the original purchase price for such shares. The decision to redeem the shares by the Company was made solely by the holder of such shares, namely Mr. Joseph Khoshabe, the President and then sole director of the Company.

  The J.K. Trust for which Mr. Joseph Khoshabe is the trustee will continue to hold sixty-three (63) shares of Preferred Stock after the redemption described above.

  The Company also has paid variable dividends with respect to the Preferred Stock as determined by the Board of Directors of the Company on an annual basis. Once again, the decision to pay variable dividends with respect to the Preferred Stock historically was made by Mr. Joseph Khoshabe as the sole director of the board of directors. See "Financial Statements."

  The J.K. Trust has agreed with the Underwriter that it will not sell within twelve (12) months of the effective date of this registration statement more than 100,000 shares of Common Stock, and that any such sale(s) shall not commence earlier than six (6) months after such effective date. See "Underwriting."

  As an affiliate of the Company within the meaning of Rule 144(a)(1), the J.K. Trust will be subject to the volume limitations of Rule 144(e) with respect to any sales by it. Generally, the maximum amount of securities which can be sold by a control affiliate during a three-month period pursuant to Rule 144 is limited to the greater of one percent of the outstanding securities of the Company or the average weekly volume traded for the four week period prior to the date of filing the required notification of sale.

                                  SIGNATURES

  In accordance with the Exchange Act, this report has been signed below on July 29, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

Registrant: United Financial Mortgage Corp.

                                                  /s/ Joseph Khoshabe
                                          By: _________________________________
                                                Joseph Khoshabe, President,
                                             Principal Executive Officer and a
                                                          Director

                                                 /s/ Steve Y. Khoshabe
                                          By: _________________________________
                                             Steve Y. Khoshabe, Executive Vice
                                                   President and Principal
                                                     Accounting Officer

                                                   /s/ John A. Clark
                                          By: _________________________________
                                                  John A. Clark, Director

                                                   /s/ David B. Mirza
                                          By: _________________________________
                                                  David B. Mirza, Director

                                                 /s/ Rocco M. Cappiello
                                          By: _________________________________
                                                Rocco M. Cappiello, Director

                                                   /s/ Robert S. Luce
                                          By: _________________________________
                                              Robert S. Luce, Secretary and a
                                                          Director

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

  (a) (1) FINANCIAL STATEMENTS.
      The following financial statements and notes thereto, and the related Independent Auditors' Report, are filed as part of this Form 10-K on Pages 11 to 21 hereof:
      Independent Auditors' Report
      Balance Sheets at April 30, 1997 and 1998
      Statements of Operations for the years ended April 30, 1997 and 1998 Statements of Stockholders' Equity for the years ended April 30, 1997 and 1998
      Statements of Cash Flows for the years ended April 30, 1997 and 1998 Notes to Financial Statements
    (2) Financial Statement Schedules.
      All financial statement schedules have been omitted because such schedules are not required or the information required has been included in the financial statements and notes thereto.
    (3) Exhibits
      The following exhibits are filed with this reports or incorporated by reference as set forth below.

 3.1    Certificate of Incorporation of the Registrant.*
 3.1.1  Certificate of Amendment of Certificate of Incorporation.*
 3.2    By-laws of the Registrant.*
 4.1    Description of specimen stock certificate representing Common Stock.*
 10.1.1 Employment Agreement between the Registrant and Joseph Khoshabe.*
 10.4   Non-Qualified and Incentive Stock Option Plan*

--------
*Incorporated by reference to the registrant's Registration Statement on Form
   SB-2 (No. 333/27037), which was declared effective by the Securities Exchange Commission on May 26, 1998.

  (b) REPORTS ON FORM 8-K.

    No reports on Form 8-K have been filed by the Company during the period covered by this report.