Form 10QSB
period 1998-07-31
UNITED FINANCIAL MORTGAGE CORP
filed 1998-09-14
CIK 916823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 1998
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

           Commission File No            333-27037

                UNITED FINANCIAL MORTGAGE CORP.

           (Exact name of small business issuer as specified in its charter)

                ILLINOIS                             36-3440533
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

           Title of each class      Name of each exchange on which
                                               registered
              Common Stock             The Chicago Stock Exchange

             Securities to be registered under Section 12(g) of the Act:
                                   None
                              (Title of Class)


      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.
                           Yes  ____X____ No _________

      State the Number of shares outstanding of each of the issuer's commo equity as of the last practicable date:


                                                Oustanding
                Class                           September 11, 1998
           Common Stock, No Par Value              3,900,029

      Transitional Small Business Disclosure Format (check one)
      Yes  ________  No   ____X____

                         UNITED FINANCIAL MORTGAGE CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JULY 31, 1998

                            TABLE OF CONTENTS

                                                                       PAGE NO.
    PART I   FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets (Unaudited) July 31, 1998 and July 31, 1997    3

             Statement of Operations (Unaudited) - three months
                Ended July 31, 1998 and 1997                               5

                Statement of Stockholder's Equity (Unaudited) - three
                Months ended July 31, 1998 and 1997                        6

                Statements of Cash Flows (Unaudited) - three months
                Ended July 31, 1998 and 1997                               7

                Notes to Financial Statements (Unaudited)                  8

    Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       15

    Part II OTHER INFORMATION                                             18

    EXHIBITS                                                              20

    SIGNATURES                                                            21


                           United Financial Mortgage Corporation
                                      Balance Sheet

                                      Three Months Ended    Three Months Ended
                                         July 31, 1997         July 31, 1998
          ASSETS
     Current Assets:
            Cash                        $  2,105,631           $  4,466,439
            Loans Held For Sale           13,570,784             20,027,262
            Mortgage Loan Investments        505,860              1,389,909
            Accounts Receivable               94,894                130,242
            Due From Employees                77,362                 18,868
            Due from Officers                 45,134                 67,516
            Deferred Tax Asset                45,763                  4,169
            U.S. Savings Bond                  2,000                  2,000
            Notes Receivable                 102,450                216,000
            Prepaid Expense                        0                 77,408
               Total Current Assets       16,549,878             26,399,813

     Furniture, Fixtures & Equipment
            Cost                             307,764                417,631
            Accumulated Depreciation        (165,316)              (212,663)
            Net Furniture, Fixtures
             & Equipment                     142,448                204,698

     Other Assets:
            Servicing Rights                       0                 73,475
            Land Investments                       0                      0
            Escrow Deposits                   49,519                  3,377
            Deferred Organization Costs      105,083                      0
            Security Deposits                  6,143                 13,740
            Deferred Advisor Fees            351,000                195,000
            Investments                        5,750                  5,750
               Total Other Assets            517,495                291,342
                 Total Assets             17,209,821             26,895,853


           The accompanying Notes are an integral part of this statement

                           United Financial Mortgage Corporation
                                      Balance Sheet

                                      Three Months Ended    Three Months Ended
                                         July 31, 1997         July 31, 1998


           LIABILITES AND STOCKHOLDERS EQUITY
     Current Liabilities:
            Accounts Payable            $    255,001           $    191,699
            Deferred Income                        0                      0
            Accrued Expenses                 139,157                174,920
            Taxes Payable                      1,019                      0
            Deferred Income Taxes                  0                      0
            Escrow Payable                    49,519                  3,377
            Notes Payable _ Current       13,832,485             20,242,662
               Total Current Liabilities  14,277,181             20,612,658

     Non-Current Notes Payable               334,734                 23,064
                    Total Liabilities     14,611,555             20,635,722
     Stockholders' Equity
          Common Shares, 20,000,000
          Authorized, No Par Value,
          Shares Issued and Outstanding;
          3,100,029 at July 31, 1997 and
          3,900,029 at July 31, 1998.      2,382,895              6,536,403

          Preferred Shares, 5,000,000
          authorized, No Par Value,
          213 Series A Redeemable Shares
          Issued And Outstanding at July
          31, 1997 and 63 Issued And
          Outstanding at July 31, 1998.    1,065,000               315,000

     Retained Earnings                      (849,629)             (591,272)

               Total Stockholders Equity   2,598,266             6,260,131

     Total Liabilities Plus
        Stockholders Equity              17,209,821             26,895,853

           The accompanying Notes are an integral part of this statement

                         United Financial Mortgage Corporation
                             Condensed Statement of Income
                                     (Unaudited)

                                      Three Months Ended    Three Months Ended
                                         July 31, 1997         July 31, 1998
     Revenues:
            Commissions and Fees        $  1,422,145           $   2,249,771
            Interest Income                   99,098                 369,532
            Other Income and Expenses              0                  18,683)
               Total Revenues              1,521,243               2,600,620

     Expenses:
            Salaries & Commissions           957,189               1,546,801
            Selling & Administrative         380,297                 642,364
            Depreciation                      10,638                  12,180
            Interest Expense                 174,009                 324,737
            Cost and Expense of Litigation     5,944                  62,944
          Total Expenses                   1,528,077               2,589,026
     Income (loss) Before Income Taxes         6,834)                 11,594
     Income Tax Provision                          0                   1,500
     Net Income (loss)                         6,834)                 10,094
     Less Dividends Paid on Preferred Stock        0                       0
     Net Income(loss) Applicable to
        Common Shareholders                   (6,834)                 10,094

     Basic Net Income (loss)
        Per Common Share                     (0.0022)                 0.0027
     Diluted Net Income(loss)
        Per Common Share                     (0.0020)                 0.0026

     Shares used in computation of basic
          Net Income Per Share             3,100,029               3,606,696
     Shares used in computation of diluted
          Net Income Per Share             3,342,029               3,848,696

          The accompanying Notes are an integral part of this statement

                         United Financial Mortgage Corporation
                            Statement of Stockholders Equity

                                                Common    Retained
                                                 Stock    Earnings    Total
     Balance, April 30, 1996                  1,895,395   (187,919)   1,707,476

     Issuance of 55,555 shares upon conversion
          of 1995 Bridge Financing Debentures   275,000

     Issuance of 42,500 shares in connection
          with 1996 Financing                   212,500

     Net Loss for the year                                (654,876)

     Balance, April 30, 1997                  2,382,895   (842,795)   1,540,100

     Net Income for the year end
          April 30, 1998                                   241,429

     Balance, April 30, 1998                  2,382,895   (601,366)   1,781,529

     Issuance of 800,000 shares in
          Public Offering Net                 4,153,508

     Net Income for the period
          ended July 31, 1998                               10,094

     Balance, July 31, 1998                   6,536,403   (591,272)   5,945,131

             The accompanying Notes are an integral part of this statement

                         United Financial Mortgage Corporation
                                Statement of Cash Flows
                                      (Unaudited)
                                        Three Months Ended   Three Months Ended
                                           July 31, 1997        July 31, 1998

    CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income or (Loss)          $     (6,834)          $    10,094
            Adjustments to Reconcile
             Net Income To Net Cash
             Provided by Operating
             Activities                         10,638                12,180
             Depreciation
          Changes In:
              Prepaids & Other
               Current Assets                  (47,521)             (119,164)
              Accrued Expenses & Other
               Current Liabilities              28,086                (2,553)
              Accounts Payable                  75,018               (15,763)
              Deposits                         (25,453)                2,261

     NET CASH PROVIDED BY OPERATING
          ACTIVITIES                            33,934              (112,945)

     CASH FLOWS FROM INVESTING ACTIVITIES
          Land Sales                                 0               303,250
          Purchase of Fixed Assets               1,006               (74,590)
          Servicing Rights                           0                   811
          Investments                           (5,750)                    0

     NET CASH PROVIDED FROM INVESTING
             ACTIVITIES                         (4,744)              229,471

     CASH FLOWS FROM FINANCING ACTIVITIES
          Notes Receivable                       9,313               (74,122)
          Changes in Short Term Debt                 0                 9,135
          Changes in Long Term Debt             36,342               401,936)
          Officers Loans                       (10,107)                2,643)
          Deferred Advisor Fees                 39,000                39,000
          Deferred Offering Expenses           (10,850)              143,425
          Preferred Stock Liquidation                0               750,000)
          Common Stock Proceeds _ Net                0             4,153,508
          Mortgage Loans Made                 (420,031)            6,824,748)
          Changes in Bank Line of Credit       414,563             6,084,283

     CASH PROVIDED (USED) BY FINANCING     _____________       ______________
          ACTIVITIES                            58,230             2,375,902

     INCREASE (DECREASE) IN CASH                87,420             2,492,428
     Cash at Beginning of Period             2,018,211             1,974,011

     Cash at End of Period                   2,105,631             4,466,439

        The accompanying Notes are an integral part of this statement

                         UNITED FINANCIAL MORTGAGE CORP.
                          Notes to Financial Statements

                                  July 31, 1998
                                   (Unaudited)

      Interim Financial Data
           The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.

           Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three month period ended July 31, 1998 are not necessarily indicative of the results that might be expected for the year ended April 30, 1998.

      Organization and Business of the Company
           United Financial Mortgage Corp. is an Illinois corporation organized on April 30, 1986 to engage in the residential mortgage banking business. The Company is a licensed mortgage banker in the states of Illinois, Wisconsin, Missouri, Arkansas, California,Colorado, Connecticut, Delaware, Florida, Kentucky, Maryland, Nevada, North Carolina, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Indiana. The Company is an approved mortgagee by the Department of Housing and Urban Development and is qualified to originate mortgage loans insured by the Federal Housing Administration as well as service loans for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

      Reverse Share Split
           In 1995, the Company's shareholders approved a reverse split of the Company's common shares pursuant to which each three outstanding common shares became two common shares. The reverse split was effective May 9, 1995. The accompanying financial statements reflect this reverse split as of May 1, 1995.

      Summary of Significant Accounting Policies
      Net Income(Loss) Per Share
           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

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

                          United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

      Commissions and Fees
           Commissions and fees principally consist of premiums received from purchasers of mortgage loans originated by the Company.
      Gains (losses) from purchasing, selling, investing in or otherwise trading in closed mortgage loans are an immaterial portion of the Company's revenues and are included in the Statement of Income under the item entitled Revenues: Commissions and Fees.

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

      Income Taxes
           The Company accounts for income taxes using the liability method in accordance with SFAS No. 109., "Accounting for Income Taxes." The liability method provides that deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                          United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

      Notes Payable
           The Company has mortgage warehouse credit facilities aggregating $22.5 million with several commercial banks and other financial
      institutions.   These credit facilities are used to fund approved
      mortgage loans and are collateralized by mortgage loans. The Company is not required to maintain compensating balances.

          Amounts outstanding under the various credit facilities consist of the following:

                                                                  July 31, 1998
          $20 million mortgage warehouse credit facility
          at a commercial bank; interest at prime; less
          .75 percent expires 10/28/98                            $  19,708,909

              $1.5 million mortgage warehouse credit facility
              at a commercial bank; interest at prime; expired 2/14/98 239,532 The Company is currently in negotiations with the lender and anticipates renewal of this facility.

              $1 million mortgage warehouse credit facility at a
              commercial bank; interest at prime; expires 10/28/98      285,086


                     Total                                         $ 20,233,527

      Convertible Debentures
           In connection with a 1996 bridge financing during the period from November, 1996 to March, 1997, the Company issued $425,000 of convertible debentures with an interest rate of 10% and a maturity of one year. The debentures were to be redeemed upon the completion of an initial public offering before maturity. If not repaid by maturity, the debentures were to convert to 85,000 shares of Common Stock. The automatic conversion of the debentures was extended until July of 1998. In July, the debentures were redeemed plus accrued interest.

      Lease Commitments
           The Company conducts its operations from leased premises and with equipment under several operating leases. Total rent expense under these leases was approximately $74,301 for the three months ended July 31, 1998.

           Future minimum rental payments for the next five years at July 31, 1998 are as follows:

                          Period Ending July 31,            Operating Leases
                               1999                            $ 209,716
                               2000                              123,613
                               2001                               96,547
                               2002                               94,821
                               2003                               74,136
                               2004                                9,900
                               Total Commitment                $ 608,733

                          United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

      Income Taxes
           The income tax provision consists of the following for the period ended July 31:

                                           1997                1998
                Current:
                     Federal             $      0        $      1,000
                     State                      0                 500
                Deferred:
                     Federal             $      0                   0
                     State                      0                   0
                Total                    $      0        $      1,500

           The components of the deferred tax asset (liability) are as follows for the periods ending July 31:

                                           1997                1998
           Loss Carry-Forward           $(148,564)          $       0
           Accelerated depreciation        12,099              18,000
           Deferred Receivables             3,368             275,000

           Deferred Tax Asset (Liability) 133,097             293,000
           Valuation Allowance            (87,334)           (288,831)

           Net Deferred Tax Asset
             (Liability)             $     45,763            $  4,169

           The effective tax rate for the three month periods ended July 31, 1997 and July 31, 1998 differ from the statutory Federal tax rate of 34% due to valuation reserves on the recording tax loss carry-forwards.

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

                         United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

      1995 Bridge Financing
           In May, 1995, the Company sold two and one-half (2-1/2) units of a bridge financing with aggregate proceeds to the Company of $250,000. Each unit consisted of a convertible debenture with face value of $100,000 and 22,000 shares of Common Stock. The debentures carried an interest rate of 10% and matured in 12 months and were to be paid upon the effectiveness of a registration statement. If not paid by maturity, the debentures were convertible, in the aggregate, into 55,555 shares of Common Stock. The conversion shares were granted certain registration rights. For accounting purposes, the shares issued as a component of the unit were recorded at $4.50 per share, the conversion price for the debentures. This resulted in a like amount recorded as discount on the debentures. The discount was amortized as interest expense over the life of the debentures. These bonds have been converted.

           The Company has reserved 110,000 shares of Common Stock for the conversion of the debentures.

           As of April 30, 1997, seventeen (17) units had been sold for aggregate gross proceeds of $425,000. Debentures totaling $425,000 and 42,500 shares of Common Stock were issued in conjunction with the sales. These debentures plus interest were paid off during the quarter ended July 31, 1998.

      Initial Public Offering
           On May 26, 1998, the Company commenced an initial public offering of 800,000 shares of its common stock at a price of $6.50 per share. The company granted the underwriters a 45 day option to purchase up to an additional 120,000 shares of common stock to cover over-allotments. The underwriters did not acquire any additional shares of common stock pursuant to the over allotment option. The net proceeds to the Company from the offering, were $4,158,507. The Company intends to use the net proceeds for capital expenditures, sales, and marketing, expansion of internal operations and working capital and general corporate purposes.

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

                         United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

      Stockholders' Equity
         Warrants
           At April 30, 1998, the Company had total warrants outstanding to purchase 242,000 shares of the Company's Common Stock. The exercise price of the warrants range between $0.50 and $4.505 per share. Warrants for 47,000 shares expire on the fifth anniversary of their issuance. Warrants for 195,000 shares expire on April 30, 1999.
      In certain circumstances, the warrants have certain _piggy back_ or other registration rights. At January 31, 1998, all warrants outstanding were exercisable.

           As of November 15, 1995, an advisor to the Company was issued warrants to purchase 195,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. The warrants are exercisable until April 30, 1999 and contain certain registration rights.

           The Company has reserved 242,000 common shares for issuance upon exercise of all warrants.

      Stock Option Plan
           In December, 1993 the Company adopted the Non-Qualified and Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for shares under the plan is the fair market value of the Common Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options will be exercisable immediately, after a period of time or in installments, and expire on, the tenth anniversary of the grant. The plan will terminate in December, 2003.

           At July 31, 1997 and July 31, 1998, the Company had not granted any options under the Plan.

           At July 31, 1998, the Company has reserved 500,000 common shares for issuance upon exercise of all options.

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

           In October, 1996 the United States District Court entered a judgment in favor of Lawyers Title Insurance Company against the Company in the amount of $583,049 relating to a dispute over certain cash transfers made in the year ending April 30, 1994 These monies were paid during the year ended April 30, 1997. There can be no assurance that the judgment will be reversed on appeal or otherwise.

                         United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

           On July 1, 1997 the United States Court of Appeals for the Seventh Circuit issued its opinion and order affirming in part and reversing in part the District Court's Judgment. The matter has been remanded to the District Court with directions.

      Basis of Presentation
           Earnings per share is presented in accordance with the provision of the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of "basic" and "diluted" earnings per share. Basic earnings per share is based on the weighted average shares outstanding without regard for common stock equivalents such as stock options and warrants. Diluted earnings per share includes the effect of common stock equivalents.

      The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                               Quarter ended July 31, 1997
                                        Income          Shares       Per Share
                                      (Numerator)   (Denominator)      Amount

          Basic Earnings Per Share
          Income Available to Common
             Shareholders               (6,834)       3,100,029       (0.0022)
          Effect of Dilutive Securities:
             Options and Warrants                       242,000

          Diluted Earnings Per Share
          Income Available to Common
              Shareholders              (6,834)       3,342,029       (0.0020)


                                                Quarter ended July 31, 1998
                                        Income          Shares       Per Share
                                      (Numerator)   (Denominator)      Amount

          Basic Earnings Per Share
          Income Available to Common
             Shareholders               10,094        3,606,696         .0027

          Effect of Dilutive Securities
             Options and Warrants                       242,000

          Diluted Earnings Per Share
          Income Available to Common
             Shareholders               10,094        3,848,696         .0026

      ITEM 2                MANAGEMENT DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements which involve risks and uncertainties. Actual events or results may differ materially from those discussed in forward-looking statements as a result of certain factors.

           The Company, founded in 1986, operates as a full-service mortgage banking company engaged in the origination and sale of first mortgage loans secured by residential real estate. On a limited scale, the Company also originates commercial loans; and services residential mortgage loans.

      Results of Operations
           Three Months Ended July 31, 1997 and 1998

           Commissions and fees increased from $1,422,145 for the three months ended July 31, 1997 to $2,249,771 for the three months ended
      July 31, 1998. This percentage increase of approximately 56% is primarily the result of an increase in the number of loan originations. The increase in loan originations was the result of lower interest rates and an increase in loan origination efforts.

           Interest income increased from $99,098 for the three months ended July 31, 1997 to $369,532 for the three months ended July 31, 1998. This increase was attributable to the increase in loan originations and higher interest income on invested capital.

           Salary and commissions expenses increased from $957,189 for the three months ended July 31, 1997 to $1,546,801 for the three months ended July 31, 1998. The increase was attributed to two main factors. The increased number of loan originations in the comparable time periods and continued investment in the expansion of the Company's sales organization.

           Selling and administrative expenses increased from $380,297 for the three months ended July 31, 1997 to $642,364 for the three months ended July 31, 1998. This percentage increase of approximately 68% reflected the investment in the expansion of the Company's sales organization as well as expenses related to increased loan origination. In addition, the expense of being a newly public company contributed to the increase.

           Depreciation expense increased slightly from $10,638 for the three months ended July 31, 1997 to $12,180 for the three months ended July 31, 1998. This is principally a result from the purchase of additional computer equipment in the first quarter fiscal year
      1999. This computer equipment acquisition is in line with the Company's strategy for technological advancement and infrastructure improvements.

           Interest expense increased from $174,009 for the three months ended July 31, 1997 to $324,737 for the three months ended July 31, 1998. This increase was the result of increased use of warehouse lines of credit to fund the increased loan originations.

           As a consequence of the accounting treatment afforded to certain equity transactions entered into by the Company regarding warrants and other financings, the Company's results of operations include non-cash charges against income in the three months ending July 31, 1997 and July 31, 1998, respectfully. This consists of $156,000 recorded as advisory fees in the first quarter for 1997 and 1998.Without this non-cash charge, net income would have been $149,000 in the first quarter fiscal year 1998 and $166,000 in the first quarter fiscal year 1998.

           During the period ended July 31, 1998, the Company sold two properties that were foreclosed on in fiscal year 1998 in the state of California.

      Liquidity and Capital Resources
           During the three months ended July 31, 1997 and July 31, 1998., net cash generated(used) by operating activities was $33,934 and ($112,945) respectively. Net cash generated by operating activities decreased from first quarter 1998 to first quarter 1999 primarily because of increased expenses associated with being a public company and infrastructure growth, primarily to increase future loan originations.

           Net cash generated (used) by investing activities increased from ($4,744) for the quarter ended July 31, 1998 to $229,471 for the quarter ended July 31, 1998. The increase in cash provided from 1998 to 1999 is largely attributable to the sale of the foreclosed properties from fiscal year 1998 in fiscal year 1999.

           Cash flow from financing activities for the first quarter 1998 and first quarter was $58,230 and 2,375,902 respectively. This change is largely from the public offering common stock proceeds. Net proceeds from the common stock sales totaled $4,153,508. A portion of these proceeds were used to redeem certain preferred stock shares(150 shares at $750,000) and Debenture holders($490,000).

           Therefore, the net cash flow from operating, financing, and investing activities was $8,230 for the quarter ended July 31, 1997 and $2,375,902 for the quarter ended July 31, 1998.

           Capital expenditures for the quarter ended July 31, 1998 were approximately $45,000 principally in technology and to a lesser extent for the expansion of sales organization facilities. The Company believes it will continue to make investments in technology in the near future to enhance and maintain its product and service offerings. The Company believes that such investments could aggregate $200,000 to $300,000 over the next two years, especially in the next several quarters.

           Cash flow requirements depend on the level and timing of the Company's activities in loan origination in relation to the timing of the sale of such loans. In addition, the Company requires cash flow for the payment of operating expenses, interest expense, and capital expenditures. Currently, the Company's primary sources of funding are borrowings under warehouse lines of credit, proceeds from the sale of loans in the secondary market and internally generated funds. Management believes that a larger equity base resulting from the public offering should increase the amount of credit available to the Company.

           Historically, the Company has funded its growth, in large part, from its access to lines of credit and its operating activities. The Company has been additionally capitalized by its President, Joseph Khoshabe, through purchases of Common Stock and Series A Preferred Stock. Further, the Company has sold Common Stock, debentures, and warrants during the past five years at various times, principally to fund the costs associated with a contemplated, but uncompleted, public offering in late fiscal 1994 and fiscal 1995.

           The Company has used $750,000 of the proceeds of the offering to redeem a portion of the Series A Preferred Shares held by the J.K.
      Trust, and approximately $490,000 of the proceeds to retire certain
      convertible debentures.   Although the Company cannot be assured of
      the availability of additional credit, the Company reasonably anticipates that the availability of net proceeds from the public offering will result in an increase in the availability of credit to the Company.

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

           The Company is presently in discussions with various lenders for additional lines of credit. Management believes that the increase in the Company's equity as a result of the public offering will enhance the Company's ability to obtain the additional credit it will require to increase its servicing portfolio of mortgage loans, and reduce borrowing costs.

      Industry Trends
           The growth in volume that the mortgage industry has seen over the past few years has resulted from a general downward trend in interest rates. The Company believes that mortgage volume may tend to decrease on a relative basis in higher interest environments. Higher interest rates generally result in smaller mortgage companies leaving the market resulting in potentially larger market shares for continuing mortgage bankers. The Company believes that proceeds from the upcoming financing will position the Company to realize opportunities in such an environment, but there can be no assurance that it will be able to do so.

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

      Inflation and Seasonality
           The Company believes the effect of inflation, other than its potential effect on market interest rates, has been insignificant. Seasonal fluctuations in mortgage originations generally do not usually have a material effect on the financial condition of operations of the Company. Due to the technological and infrastructure advancements, such as increasing the servicing portfolio, the Company hopes to continue to minimize seasonality fluctuations.

      Accounting Developments
        Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130,"Reporting Comprehensive Income." ("SFAS 130"). SFAS 130, establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

           In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131,"Disclosures about segments of an Enterprise and Related Information." ("SFAS 131"). SFAS 131 if effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal periods beginning after December 15, 1997, and therefore the Company {has or will} adopt the new requirements. Management has completed its review of SFAS No. 131, but currently doesn't record transactions on a segmented basis. Therefore, Management doesn't view this standard as having a material effect on future disclosures.

      Year 2000 Impact
           At this time, Management believes that it has addressed many of the major year 2000 issues and does not foresee any major problems with this issue.

      PART II - OTHER INFORMATION


      ITEM

      1.   Legal Proceedings -    Item 3. Entitle "Legal Proceedings" is
                                  incorporated herein (by Reference form the Company's Annual Report on Form 10-KSB as
                                  Filed with the United States Securities and
                                  Exchange Commission On July 29, 1998

      2.   Changes in Securities - None
           (a)  None
           (b)  None
           (c)  None
           (d) The information in this paragraph 2 (d) relates to the registrant's Registration Statement on Form SB-2, Registration No. 333-20737 (the "Registration Statement"). The underwriter (the "Underwriters") for the offering of the Securities sold pursuant to the Registration Statement(the "Offering") was Mills Financial Services, Inc. The Offering commenced on May 26, 1998, and terminated on June 4, 1998. The following chart sets forth, with respect to each class of securities registered pursuant to the Offering for the account of the registrant, the amount sold and the aggregate offering price of the amount sold.

                                                             Aggregate Offering
                       Amount          Aggregate     Amount    Price of Amount
      Security         Registered*** Offering  Price  Sold       Sold to Date

      Common Stock,
      No Par Value
      Per Share
      ("Common
      Stock"), For
      sale by the
      Company.         920,000        $5,980,000     800,000      $5,200,000


      *** Includes 120,000 shares of Common Stock registered pursuant to an over-allotment option (the "Over-Allotment Option") granted to the Underwriter, excludes additional shares of Common Stock issuable upon exercise of certain Underwriter's Warrants, as defined in the Registration Statement. No shares of Common Stock were sold pursuant to the Over-Allotment Option.

          2. Cont.-Use of Proceeds

          Aggregate Offering Price of Amount Sold                $5,200,000
          Less:
          Underwriting Discount                   $520,000
          Underwriting Non-Accountable Expense
             Allowance                            $156,000
           Other Expenses                         $370,492

           Net Proceeds                                          $4,153,508

           Uses of Proceeds:
           Redemption of Preferred Stock          $750,000
           Redemption of 1996 Debentures          $488,198
           Money Market Account                 $1,500,000
           Temporary Investment                 $1,000,000
           Working Capital and General
           Corporate Purposes                    $ 415,310
           Total Uses of Proceeds                                $4,153,508


      3.   Defaults upon Senior Securities - None
      4.   Submission of Matters to a vote of Security Holders

           On August 25, 1998, the registrant held its annual meeting of shareholders. Shareholder's voted to elect management's slate of directors and approved the appointment of the Company's independent auditors.

      5.   Other Information - None
      6.   Exhibits and Reports on form 8-K
           (a)  Exhibit (see exhibit list)
           (b) Reports on Form 8-K - (1) The Company filed current reports on Form 8-K on July 10, 1998 and July 24, 1998.

     ITEM 6(a) EXHIBIT LIST

                                   DESCRIPTION

      3.1  Amended and Restated Articles of Incorporation of the
           Registrant, filed as Exhibit No.3.1
           To the Registration Statement, and hereby incoporated by reference.

      3.2 Amended and Restated By-Laws of the Registrant, filed as Exhibit No. 3.2 to the Registration
           Statement, and hereby incorporated by reference

      4.1 Specimen Common Stock Certificate, filed as Exhibit No. 4.1 to the Registration Statement, and Hereby incorporated by reference.

      4.2  Form of Underwriter's Warrant Agreement, filed as Exhibit No.
           4.2 to the Registration Statement, and hereby incorporated by reference.

      10.1 Registrant's 1993 Stock Option Plan, filed as Exhibit No. 10.1 to the Registration Statement, and Hereby incorporated by reference.

      10.2 Employment Agreement between Registrant and Joseph Khoshabe dated as of November 30, 1997 and effective as of January 1, 1998, filed as Exhibit No. 10.4 to the Registration Statement, and hereby incorporated by reference.

      27   Financial Data Schedule

      _______________________________________________________________________
      Incorporated by reference refers to the registrant's Registration Statement on Form SB-2 (no. 333/27037), which was declared effective by the Securities Exchange Commission on May 26 1998.

                                SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               United Financial Mortgage Corp.



      September 14, 1998            By:        /s/  Joseph Khoshabe
                                                    Joseph Khoshabe
                                                    Chairman and Chief
                                                    Executive Officer

      September 14, 1998            By:        /s/  Steve Khoshabe
                                                    Steve Khoshabe
                                                    Chief Financial Officer

      September 14, 1998            By:        /s/  Robert S. Luce
                                                    Robert S. Luce
                                                    Secretary