Form 10-K/A
period 1998-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 1998-09-15
CIK 916823

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               Form 10-KSB/A

   (Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended April 30, 1998
                            OR
   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES ACT OF 1934
                  For the transition period from          to
                            Commission File No.   333-27037
                       United Financial Mortgage Corp.
                  (Exact name of small business issuer in its charter)

             Illinois                      		36-3440533
             (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)          Identification No.)

                              600 Enterprise Drive
                                   Suite 206
                            Oak Brook, Illinois 60523
                    (Address of principal executive offices)

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

        Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.
   Yes  [ ]    No  [X]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Reguluation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
   Form 10-KSB.   [ ]

        State issuer's revenues for its most recent fiscal year ...........

	The aggregate market value of the voting and non-voting common equity held by non-affiliates is $5.2 million.

        (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a
   court.   Yes  [  ]   No   [X]

        (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. 3,900,029.

        Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of this Form 10-KSB (e.g. part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
   (2) any proxy or information statement,; and (3) any prospectus filed pursuant to Rule 424(b) or ( c ) of the Securities Act of 1933 (_Securities Act_). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).


             Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     EXPLANATORY NOTE

   This ammendment to the annual report on Form 10-KSB for the year ended April 30, 1998 is being filed for the purpose of revising the index to Exhibits in Item 13 part A section 3 in part IV.

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

   3.2    By-laws of the Registrant.*

   4.1    Description of specimen stock certificate representing Common Stock.*

   10.1.1 Employment Agreement between the Registrant and Joseph Khoshabe.*

   10.4   Non-Qualified and Incentive Stock Option Plan*

   27     Financial Data Schedule


        * Incorporated by reference to the registrant's Registration Statement on Form SB-2 (No. 333/27037), which was declared by the Securities Exchange Commission on May 26, 1998.

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Registrant:    UNITED FINANCIAL MORTGAGE CORP.


   Date:
   September 14, 1998            By:    /s/  Joseph Khoshabe
                                        Joseph Khoshabe,President,
                                        Principal Executive Officer,
                                        and a Director

   September 14, 1998            By:    /s/  Steve Khoshabe
                                        Steve Khoshabe,
                                        Executive Vice President and
                                        Principal Accounting Officer

   September 14, 1998            By:    /s/   John A. Clark
                                        John A. Clark, Director


   September 14, 1998            By:    /s/  David B. Mirza
                                        David B. Mirza, Director


   September 14, 1998            By:    /s/  Rocco M. Cappiello
                                        Rocco M. Cappiello, Director


   September 14, 1998            By:    /s/  Robert S. Luce
                                        Robert S. Luce,
                                        Secretary and a director