Form 10QSB
period 1998-10-31
UNITED FINANCIAL MORTGAGE CORP
filed 1998-12-15
CIK 916823

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

   (Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1998
                                    OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

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

   State the Number of shares outstanding of each of the issuer's common equity as of the last practicable date:


                                           Outstanding
             Class                         December 14, 1998
        Common Stock, No Par Value         3,900,029

   Transitional Small Business Disclosure Format (check one)
   Yes  ________  No   ____X____

                      UNITED FINANCIAL MORTGAGE CORP.
                      QUARTERLY REPORT ON FORM 10-QSB
                      QUARTER ENDED OCTOBER 31, 1998

                             TABLE OF CONTENTS


                                                                      PAGE NO.
   PART I         FINANCIAL INFORMATION

   Item 1.        Financial Statements

             Balance Sheets (Unaudited) October 31, 1998 and 1997         3

             Statement of Operations (Unaudited) - six months
             ended October 31, 1998 and 1997.                             5

             Statement of Stockholder's Equity (Unaudited) - six
             months ended October 31, 1998 and 1997.                      6

             Statements of Cash Flows (Unaudited) - six months
             ended October 31, 1998 and 1997.                             7

             Notes to Financial Statements (Unaudited)                    8

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15

   Part II   OTHER INFORMATION                                           19

   EXHIBITS                                                              20

   SIGNATURES                                                            21

                  United Financial Mortgage Corp.
                               Balance Sheet
                                (Unaudited)

                                 Six Months Ended          Six Months Ended
                                 October 31, 1997          October 31, 1998
        ASSETS
   Current Assets:
          Cash                   $      2,060,337           $     4,376,970
          Loans Held For Sale          15,514,440                28,077,731
          Mortgage Loan Investments       724,111                   994,004
          Accounts Receivable             109,259                   156,766
          Due From Employees               86,160                    30,318
          Due from Officers                45,134                    67,516
          Deferred Tax Asset               45,763                         0
          U.S. Savings Bond                 2,000                     2,000
          Notes Receivable                101,000                   225,200
          Prepaid Expense                       0                   106,374
             Total Current Assets      18,688,204                34,366,879

   Furniture, Fixtures & Equipment
          Cost                            311,900                   533,740
          Accumulated Depreciation       (176,239)                 (226,043)
          Net Furniture, Fixtures
          & Equipment                     142,448                   204,698

   Other Assets:
          Servicing Rights                      0                    69,040
          Escrow Deposits                  24,521                     5,750
          Goodwill                              0                    20,579
          Deferred Organization Costs     139,781                         0
          Security Deposits                 6,143                    20,678
          Deferred Advisor Fees           312,000                   156,000
          Investments                       5,750                     5,750
             Total Other Assets           488,195                   332,338

             Total Assets              19,312,060                35,006,914


             The accompanying Notes are an integral part of this statement


                      United Financial Mortgage Corp.
                               Balance Sheet
                                (Unaudited)

                                 Six Months Ended            Six Months Ended
                                 October 31, 1997            October 31, 1998
   LIABILITES AND STOCKHOLDERS EQUITY

   Current Liabilities:
          Accounts Payable       $        117,382             $      215,721
          Deferred Income                       0                          0
          Accrued Expenses                 54,498                     82,025
          Leases Payable                        0                     15,929
          Deferred Income Taxes                 0                     34,789
          Escrow Payable                   50,727                     20,579
          Notes Payable - Current      15,908,031                 28,282,843
            Total Current Liabilities  16,130,638                 28,651,886
   Non-Current Notes Payable              387,498                     29,227
            Total Liabilities          16,518,136                 28,681,113


   Stockholders' Equity
        Common Shares, 20,000,000
        Authorized, No Par Value,
        Shares Issued and Outstanding;
        3,100,029 at October 31, 1997
        and 3,900,029 at
        October 31, 1998.               2,382,895                  6,536,403

   Preferred Shares, 5,000,000
   authorized, No Par Value, 213
   Series A Redeemable Shares Issued
   And Outstanding at Oct 31, 1997
   and 63 Issued And Outstanding at
   Oct 31, 1998.                         1,065,000                   315,000
   Retained Earnings                     (653,971)                  (525,602)

   Total Stockholders Equity            2,793,924                  6,325,801

   Total Liabilities Plus
   Stockholders Equity                 19,312,060                 35,006,914




             The accompanying Notes are an integral part of this statement

                      United Financial Mortgage Corp.
                       Condensed Statement of Income
                                (Unaudited)

                           Three Months    Six Months Three Months  Six Months
                              Ended           Ended       Ended        Ended
                           Oct 31, 1997  Oct 31, 1997 Oct 31, 1998 Oct 31, 1998

   Revenues:
     Commissions and Fees   $ 1,703,202  $  3,125,347 $ 2,346,833  $  4,596,604
     Interest Income            303,222       402,320     346,793       716,938
     Other Income and Expenses        0             0           0       (18,683)
             Total Revenues   2,006,424     3,527,667   2,693,626     5,294,859

   Expenses:
     Salaries & Commissions $   966,235  $  1,923,424 $ 1,438,385  $  2,983,747
     Selling & Administrative   588,707       969,004     752,346     1,458,214
     Depreciation                10,923        21,561      13,379        25,559
     Interest Expense           244,901       418,910     392,201       716,938
     Cost and Expense of
        Litigation                    0         5,944           0             0

        Total Expenses        1,810,766     3,338,843   2,596,311     5,184,458


   Income (loss) Before
        Income Taxes            195,658       188,824      97,315       110,401
   Income Tax Provision               0             0      33,289        34,789
   Net Income (loss)            195,658       188,824      64,026        75,612
   Less Div. Paid on Preferred
        Stock                         0             0           0             0
   Net Income(loss) Applicable
        to Common Shareholders  195,658       188,824      64,026        75,612

   Basic Net Income (loss)
        Per Common Share          .0631        0.0609      0.0164         .0201
   Diluted Net Income(loss)
        Per Common Share          .0585        0.0565      0.0155         .0189

   Shares used in computation
        of Basic Net Income
        Per Share             3,100,029     3,100,029   3,900,029     3,757,807
   Shares used in computation
        of Diluted Net Income
        Per Share             3,342,029     3,342,029   4,142,029     3,999,807





               The accompanying Notes are an integral part of this statement

                            United Financial Mortgage Corp.
                          Statement of Stockholders Equity
                          Six Months Ended October 31, 1998
                                  (Unaudited)


                                              Common      Retained
                                               Stock      Earnings    Total
   Balance, April 30, 1996                  1,895,395     (187,919)  1,707,476

   Issuance of 55,555 shares upon
        conversion of 1995 Bridge
        Financing Debentures                  275,000

   Issuance of 42,500 shares in
        connection with 1996 Financing        212,500

   Net Loss for the year                                  (654,876)

   Balance, April 30, 1997                  2,382,895     (842,795)  1,540,100

   Net Income for the year end
        April 30, 1998                                     241,429

   Balance, April 30, 1998                  2,382,895     (601,366)  1,781,529

   Net Proceeds From Public Offering of
        800,000 shares                      4,153,508

   Net Income for the period ended
        October 31, 1998                                    75,612

   Balance, October 31, 1998                6,536,403     (525,754)  6,010,649










       The accompanying Notes are an integral part of this statement

                            United Financial Mortgage Corp.
                                Statement of Cash Flows
                                     (Unaudited)

                                          Six Months Ended      Six Months Ended
                                            Oct 31, 1997          Oct 31, 1998
   CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income or (Loss)            $       188,824       $        75,612
          Adjustments to Reconcile Net
          Income To Net Cash Provided by
          Operating Activities
               Depreciation                        21,561                25,559
               Changes In:
                 Prepaids & Other Current Assets (245,684)             (181,783)
                 Accrued Expenses & Other
                   Current Liabilities            (56,384)              (42,456)
                 Accounts Payable                 (62,601)                8,259
                 Deposits                            (455)              (21,879)

   NET CASH PROVIDED BY OPERATING ACTIVITIES     (154,739)              136,688)

   CASH FLOWS FROM INVESTING ACTIVITIES
         Land Sales                                     0               303,250
         Purchase of Fixed Assets                  (3,130)             (190,969)
         Goodwill                                       0               (60,291)
         Servicing Rights                               0                 5,246
         Investments                               (5,750)                    0

   NET CASH PROVIDED FROM INVESTING ACTIVITIES     (8,880)               57,236

   CASH FLOWS FROM FINANCING ACTIVITIES
         Notes Receivable                          10,763               (84,322)
         Changes in Short Term Debt                89,466              (395,773)
         Changes in Long Term Debt                      0                15,929
         Officers Loans                           (10,107)               (2,643)
         Deferred Advisor Fees                     78,000                78,000
         Deferred Offering Expenses               (45,548)              143,425
         Preferred Stock Redeemed                       0              (750,000)
         Common Stock Proceeds - Net                    0             4,153,508
         Mortgage Loans Made                   (2,406,938)          (14,809,312)
        Changes in Bank Line of Credit          2,490,109            14,133,599

   CASH PROVIDED (USED) BY FINANCING ACTIVITIES   205,745             2,482,411

   INCREASE (DECREASE) IN CASH                     42,126             2,402,959
   Cash at Beginning of Period                  2,018,211             1,974,011

   Cash at End of Period                        2,060,337             4,376,970




           The accompanying Notes are an integral part of this statement

                      UNITED FINANCIAL MORTGAGE CORP.
                       Notes to Financial Statements

                             October 31, 1998
                                (Unaudited)

   Interim Financial Data
        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
   Article 10 of Regulation S-X.

        Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the six month period ended October 31, 1998 are not necessarily indicative of the results that might be expected for the year ended April 30, 1999.

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

                      United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

   Revenue Recognition
        Revenue is recognized when loans are sold after closings. Interest income from mortgages held by the Company and from short term cash investments is recognized as earned.

   Commissions and Fees
        Commissions and fees principally consist of premiums received from purchasers of mortgage loans originated by the Company. Gains(losses) from purchasing, selling, investing in or otherwise trading in closed mortgage loans are an immaterial portion of the Company's revenues and are included in the Statement of Income under the item entitled Revenues: Commissions and Fees.

   Cash and Cash Equivalents
        Cash and cash equivalents consist of cash and short-term investments with maturity of three months or less.

   Accounts Receivable
        Accounts receivable consist of advances made in connection with loan origination activities.

   Concentration of Credit Risk
        Credit risk with respect to mortgage loan receivables and accounts receivable is generally diversified due to the large number of customers and the timely sale of the loans to investors, generally within one (1) month. The Company performs extensive credit investigation and verification procedures on loan applicants before loans are approved and funds disbursed. In addition, each loan is secured by the underlying real estate property. As a result, the Company has not deemed it necessary to provide reserves for the ultimate realization of the mortgage loan receivable.

   Fixed Assets
        Fixed assets consist of furniture, fixtures, equipment and leasehold improvements and are recorded at cost and are depreciated using the straight line method over their estimated useful lives. Furniture, fixtures and equipment are depreciated over 5-7 years andleasehold improvements over the shorter of the lease term or the estimated useful life of the asset. Upon asset retirement or other disposition, cost and the related allowance for depreciation are removed from the accounts, and gain or loss is included in the statement of income. Amounts expended as repairs and maintenance are charged to operations.

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

                      United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

   Goodwill
        On October 9th, 1998 United Financial Mortgage Corp. purchased certain assets of Mortgage Service of America, Inc., an Illinois mortgage company. As part of the transaction broker fees and startup costs were incurred and accounted for as an investment in the goodwill account of the balance sheet

   Notes Payable
        The Company has mortgage warehouse credit facilities aggregating $51 million with several commercial banks and other financial
   institutions.   These credit facilities are used to fund approved
   mortgage loans and are collateralized by mortgage loans. The Company is not required to maintain compensating balances.

        Amounts outstanding under the various credit facilities consist of the following:
                                                               October 31, 1998
          $20 million mortgage warehouse credit facility at a
          commercial bank; interest at LIBOR; plus 160 basis
          points; expires 10/28/99                             $   17,705,333

          $20 million mortgage warehouse credit facility at a
          commercial bank; interest at LIBOR plus 185 basis
          points; expires 09/99                                             0

          $10 million mortgage warehouse credit facility at a
          commercial bank; interest at Prime plus 1 percent;
          expires 07/99                                                     0

          $1 million mortgage warehouse credit facility at a
          commercial bank; interest at LIBOR; plus 160 basis
          points; expires 10/28/98                                    265,086

                  Total                                         $  17,970,419

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

                        United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

   Lease Commitments
        The Company conducts its operations from leased premises and has several equipment leases as part of standard business practice. The following table reveals the estimated minumum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $127,509,301 for the six months ended October 31, 1998.

                Future minimum rental payments for the next five years at October 31, 1998 are as follows:

                       Period Ending October 31,          Operating Leases
                            1999                              $ 369,116
                            2000                                286,913
                            2001                                248,447
                            2002                                 95,721
                            2003                                 74,306
                            2004                                  9,900
                            Total Commitment                  $ 608,733
   Income Taxes
        The income tax provision consists of the following for the period ended October 31:

                                 1997                1998
             Current:
                  Federal    $      0           $       0
                  State             0                   0
             Deferred:
                  Federal    $      0           $  23,193
                  State             0              11,596
             Total           $      0           $  34,789

        The components of the deferred tax asset (liability) are as follows for the periods ending October 31:

                                    1997                        1998
        Loss Carry-Forward       $(148,564)                   $     0
        Accelerated Depreciation    12,099                    (10,626)
        Deferred Receivables         3,368                   (478,747)

        Deferred Tax Asset
          (Liability)              133,097                   (489,373)
        Valuation Allowance        (87,334)                   136,491

        Net Deferred Tax Asset
          (Liability)             $ 45,763                  $(352,882)

        The effective tax rate for the three month periods ended Oct 31, 1997 and Oct 31, 1998 differ from the statutory Federal tax rate of 34% due to valuation reserves on the recording tax loss carry-forwards.

                                 United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements
   Recent Financing
     1994 Private Placement
        In November, 1994 the Company sold 220,000 shares of Common Stock for an aggregate price of $2.25 per share. The net proceeds from this financing were applied in part to offer purchasers in the 1993 Private Placement the option of selling back some or all of their shares to the Company at the original subscription price, plus annual compounded interest of 10% for the period held. The Company repurchased 73,461 shares for an aggregate price of $126,371 in year ending April 30, 1996.
        In connection with the placement, the placement agent was issued, for nominal consideration, warrants to purchase 22,000 shares of the Company's Common Stock at an exercise price of $1.65 per share. The warrants were exercisable for a period of five years, subject to customary anti-dilution provisions and contain certain registration rights.
        The holders of shares purchased in the 1993 Private Placement have fully exercised their one-time right to sell their shares back to the Company and there are no additional repurchase requirements by the Company.

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

   Initial Public Offering
        On May 26, 1998, the Company commenced an initial public offering of 800,000 shares of its common stock at a price of $6.50 per share. The Company granted the underwriters a 45 day option to purchase up to an additional 120,000 shares of common stock to cover over-allotments. The underwriters did not acquire any additional shares of common stock pursuant to the over allotment option. The net proceeds to the Company from the offering, were $4,158,507. The Company has and intends to continue to use the net proceeds for capital expenditures, sales, and marketing, expansion of internal operations and working capital and general corporate purposes.

   Series A Preferred Stock
        The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. No dividends were declared for the years ended April 30, 1997 and 1998.

                       United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements
   Stockholders' Equity-Warrants
        At April 30, 1998, the Company had total warrants outstanding to purchase 242,000 shares of the Company's Common Stock. The exercise price of the warrants range between $0.50 and $4.505 per share. Warrants for 47,000 shares expire on the fifth anniversary of their issuance. Warrants for 195,000 shares expire on April 30, 1999. In certain circumstances, the warrants have certain "piggy back" or other registration rights. At October 31, 1998, all warrants outstanding were exercisable.
        As of November 15, 1995, an advisor to the Company was issued warrants to purchase 195,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. The warrants are exercisable until April 30, 1999 and contain certain registration rights.
        The Company has reserved 242,000 common shares for issuance upon exercise of all warrants.
   Stock Option Plan
        In December, 1993 the Company adopted the Non-Qualified and
   Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for shares under the plan is the fair market value of the Common
   Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options will be exercisable immediately, after a period of time or in installments, and expire on the tenth anniversary of the grant. The plan will terminate in December, 2003.
        At October 31, 1997 and October 31, 1998, the Company had not granted any options under the Plan.
        At October 31, 1998, the Company has reserved 500,000 common shares for issuance upon exercise of all options.
   Contingencies
        The Company is defendant in a series of complaints related to the operation of a branch office in Nevada. The aggregate claims are for amounts in excess of $182,000. The Company has filed counter-claims in certain of the instances. The Company does not believe the outcome of these lawsuits will have a material impact on the financial statements.
        In June, 1995, Lawyers Title initiated a non-wage garnishment proceeding against United Financial and its bank, which resulted in a lien being placed upon United Financial's bank account in the amount of $565,649.26. Lawyers Title had previously obtained a judgement by default against Dearborn Title Corporation and its president, Eileen Rasulis, in the amount of $5,931,494.59. Lawyers title claimed entitlement to monies purportedly held by United Financial on the grounds that the money was tendered to United Finacial by Dearborn Title in the mistaken belief that this money was owed to United Financial as a replacement for a funding check relating to a particular real estate refinancing transaction which had previously been returned to Dearborn for insufficient funds.
        United Financial has vigorously denied that Lawyers Title is entitled to these funds and has claimed that Dearborn Title owed to United Financial sums in excess of $565,649.26 and that United
   Financial is entitled to retain these funds. By agreement of the parties, the $565,649.26 was subsequently deposited with the Court.
        On October 10, 1996 the United States District Court entered judgment in favor of Lawyers Title against United Financial in the amount of $583,049.26. The $565,649.26 plus interest held by the Clerk of the Court was ordered to be paid to Lawyers Title. On November 6, 1996, United Financial appealed the October 10, 1996 judgement order to the United Stated Court of Appeals for the Seventh Circuit.

                        United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

        On July 1997, the United States Court of Appeals for the Seventh Circuit issued its opinion and order affirming in part and reversing in part the District Court's judgement. The matter was remanded to the District Court with directions.
        On February 5, 1998, the District Court entered an order wherein the motions for partial summary judgement by the Company and Lawyers Title were each granted in part and denied in part.
        The Company anticipates that the District Court will set for jury trial all remaining issues in controversy, but, to date, no trial date has been set.

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

   The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                      Period ended October 31, 1997
                                         Income        Shares      Per Share
                                       (Numerator)  (Denominator)   Amount

             Basic Earnings Per Share
             Income Available to Common
                  Shareholders          188,824      3,100,029       0.0609

             Effect of Dilutive Securities
                 Options and Warrants                  242,000

             Diluted Earnings Per Share
             Income Available to Common
                  Shareholders          188,824      3,342,029       0.0565


                                      Period ended October 31, 1998
                                         Income        Shares      Per Share
                                       (Numerator)  (Denominator)   Amount

             Basic Earnings Per Share
             Income Available to Common
                  Shareholders           75,612      3,757,807        .0201

             Effect of Dilutive Securities
                 Options and Warrants                  242,000

             Diluted Earnings Per Share
             Income Available to Common
                 Shareholders            75,612      3,999,807        .0019

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

   Results of Operations
        Six Months Ended  October 31, 1997 and 1998

        The six month period ended October 31, 1998 was a period of significant accomplishment for the Company. Interest rates were favorable, loan volume was up, and the company completed its first acquisition.

        Commission and fee revenue increased from $3,527,667 for the six months ended October 31, 1997 to $5,294,859 for the six months ended October, 1998. This percentage increase of approximately 50% is primarily the result of an increase in the number of loan originations. The increase in loan originations was the result of lower interest rates and an increase in loan origination efforts.

        Interest income increased from $402,320 for the six months ended October 31, 1997 to $716,938 for the six months ended October 31, 1998. This increase was attributable to the increase in loan originations and higher interest income on invested capital.

        Salary and commissions expenses increased from $1,923,424 for the six months ended October 31, 1997 to $2,983,747 for the six months ended October 31, 1998. The increase was attributed to two main factors. The increased number of loan originations in the comparable time periods and continued investment in the expansion of the Company's sales organization.

        Selling and administrative expenses increased from $969,004 for the six months ended October 31, 1997 to $1,458,214 for the six months ended October 31, 1998. This percentage increase of approximately 50% reflected the continued efforts in infrastructure and technology advancements. In addition, the incremental costs associated with being a public company contributed to the increase

        Depreciation expense increased slightly from $21,561 for the six months ended October 31, 1998 to $25,559 for the six months ended October 31, 1998. This is principally a result from the purchase of additional computer equipment in the first half of fiscal year 1999. This computer equipment acquisition is in line with the Company's strategy for technological advancement and infrastructure improvements.

        Interest expense increased from $418,910 for the six months ended October 31, 1997 to $716,938 for the six months ended October 31, 1998. This increase was the result of increased use of warehouse lines of credit to fund the increased loan originations.

        As a consequence of the accounting treatment afforded to certain equity transactions entered into by the Company regarding warrants and other financings, the Company's results of operations include non-cash charges against income in the six months ending October 31, 1997 and October 31, 1998, respectfully. This consists of $156,000 recorded as advisory fees in the first half of 1997 and 1998. Without this non-cash charge, net income would have been $344,824 in the first half fiscal year 1998 and $231,612 in the first half fiscal year 1999.

   Liquidity and Capital Resources
        During the six months ended October 31, 1997 and October 31, 1998, net cash generated(used) by operating activities was($154,739) and ($136,688) respectively. Net cash used by operating activities decreased from the first half of 1998 to the first half of 1999, despite increased expenses associated with being a public company and infrastructure growth.
        Net cash generated (used) by investing activities increased from ($8,880) for the period ended October 31, 1998 to $57,236 for the quarter ended October, 1998. The increase in cash provided from 1998 to 1999 is largely attributable to the sale of two foreclosed properties from 1998 in 1999. This was partially offset by investments in fixed assets and goodwill associated with the purchase of certain assets of Mortgage Service America, Inc. on October 9th of this year.
        Cash flow from financing activities for the first half of 1998 and first half of 1999 was $205,745 and 2,482,411, respectively. This change is largely from the public offering. Net proceeds from the public offering totaled $4,153,508. A portion of these proceeds were used to redeem certain preferred stock shares(150 shares totalling $750,000) and certain 1996 debentures($490,000).
        Therefore, the net cash flow from operating, financing, and investing activities was $205,745 for the first half ended October
   31, 1997 and $2,402,9959 for the first half ended October 31, 1998.
        Capital expenditures for the period ended October 31, 1998 were approximately $90,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. The Company believes it will continue to make investments in technology in the near future to enhance and maintain its product and service offerings. The Company believes that such investments could aggregate $200,000 to $300,000 over the next two years, especially in the next several quarters.
        Cash flow requirements depend on the level and timing of the Company's activities in loan origination in relation to the timing of the sale of such loans. In addition, the Company requires cash flow for the payment of operating expenses, interest expense, and capital expenditures. Currently, the Company's primary sources of funding are borrowings under warehouse lines of credit, proceeds from the sale of loans in the secondary market and internally generated funds. Management believes that a larger equity base resulting from the public offering should increase the amount of credit available to the Company.
        Historically, the Company has funded its growth, in large part, from its access to lines of credit and its operating activities. The Company has been additionally capitalized by its President, Joseph Khoshabe, through purchases of Common Stock and Series A Preferred Stock. Further, the Company has sold common stock, debentures, and warrants during the past five years at various times, principally to fund the costs associated with a contemplated, but uncompleted, public offering in late fiscal 1994 and fiscal 1995.

        The Company used $750,000 of the proceeds of the offering to redeem a portion of the Series A Preferred Shares held by the J.K.
   Trust, and approximately $490,000 of the proceeds to retire certain
   convertible debentures.   Although the Company cannot be assured of
   the availability of additional credit, the Company reasonably anticipates that the availability of net proceeds from the public offering will result in an increase in the availability of credit to the Company.
        The long-term plans of the Company also are to engage in the business of servicing mortgage loans. In order to engage in this business, the Company will be required to retain the servicing rights on the loans that it originates. Such retention will result in the reduction in the revenue available to the Company upon the sale of such mortgage loans. In such event, the Company will be required to employ capital to finance the retention of servicing rights. Such capital principally would be expended to pay the costs associated with loan origination, such as loan officer compensation and miscellaneous overhead expenses. However, the retention of servicing rights is expected to create an asset on the Company's balance sheet.
        The Company obtained two new credit lines during the past six months totalling $30 million in additional loan funding capacity. The Company is continually in discussions with various lenders for additional lines of credit. Management believes that the increase in the Company's equity as a result of the public offering will continue to enhance the Company's ability to obtain the additional credit it will require to increase its servicing portfolio of mortgage loans, and reduce borrowing costs.

   Acquisition
        On October 9, 1998 the Company completed its first acquisition by acquiring certain assets of Mortgage Service America, Inc. a Lombard,
   Illinois Mortgage Company.   Management thinks that the transaction will
   serve to fulfill its growth strategies in the wholesale business segment. The acquisition is expected to assist the company in the development of its servicing portfolio. In addition, the acquisition is expected to facilitate the company's growth strategy into other areas.

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

   Inflation and Seasonality
        The Company believes the effect of inflation, other than its potential effect on market interest rates, has been insignificant. Historically, seasonal fluctuations in mortgage originations generally do not have a material effect on the financial condition or operations of the Company. Due to the technological and infrastructure advancements, such as increasing the servicing portfolio, the Company hopes to continue to minimize seasonality fluctuations.

   Accounting Developments
        Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." ("SFAS 130"). SFAS 130, establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of comprehensive income, it should not have any impact on the Company's results of operations, financial position or cash flows.

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about segments of an Enterprise and Related Information." ("SFAS 131"). SFAS 131 if effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company has adopted the new requirements.

   Year 2000 Impact
        The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar business activities.

        The Company has reviewed its computer systems and applications to determine if these programs are Year 2000 compliant and if not, the efforts that will be necessary to bring the programs into compliance. The Company has not identified any computer system or application that, upon failure to be year 2000 compliant, would have a material adverse impact on its business activities or results of operations. However, the preliminary results of this review indicate that some of the Company's accounting and financial reporting applications are not Year 2000 compliant. For purposes of enhancing operating efficiencies, the Company has already undertaken a project that will replace its core financial systems with computer software that will better serve the Company in the future. This new software, that is expected to be fully operational by the end of 1999, is Year
   2000 compliant.

        The Company is currently evaluating any necessary modifications to other existing software programs so that these programs will function properly with respect to dates in the year 2000. The cost of these modifications is not expected to be material and all conversions and modifications are expected to be completed in a timely manner. The company will be participating in the near future in year 2000 readiness test sponsored by the Mortgage Bankers Association. If any issues arise from this test the company will react in a timely manner to address these issues.

   Certain Relationships and Related Transactions
        On November 20, 1998 the Company completed a second mortgage loan on the principal residence of Mr. Rocco Cappiello, a director of the Company, in the amount of $150,000. The loan was made on terms generally more favorable to the Company that would otherwise be available in the competitive marketplace. Further, the Company secured its loan position with collateral, both real and personal property, substantially in excess of its underwriting guidelines for other similar loans in the ordinary course of its business. The loan was made from funds other than the net proceeds from the Company's recently completed public offering.

        On December 8, 1998, Mr. Joseph Khoshabe, as Trustee of the Joseph Khoshabe Trust, ("Trust") granted an option to Mills Financial Services, Inc. ("Mills") to purchase up to 300,000 of its restricted common shares of the Company at a purchase price of $3.50 per share. The option was granted for 45 days in consideration of Mills payment of $25,000 to the Trust.

   PART II - OTHER INFORMATION


   ITEM

   1.   Legal Proceedings - See page 13, hereof.

   2.   Changes in Securities - None
        (a)  None
        (b)  None
        (c)  None
        (d)  None


   3.   Defaults upon Senior Securities - None

   4.   Submission of Matters to a vote of Security Holders

        On August 25, 1998, the Company held its annual meeting of shareholders. Shareholder's voted to elect the proposed slate of directors and approved the appointment of the Company's independent auditors.

   5.   Other Information - None


   6.   Exhibits and Reports on form 8-K
        (a)  Exhibit (see exhibit list)
        (b) Reports on Form 8-K - (1) The Company filed current reports on Form 8-K on September 3, 1998, September 23,
                  1998, October 2, 1998, October 13, 1998
                  and October 22, 1998.

   ITEM 6(a) EXHIBIT LIST

                                DESCRIPTION


   27   Financial Data Schedule

                                SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            United Financial Mortgage Corp.



   December 14, 1998             By:   /s/  Joseph Khoshabe
                                       Joseph Khoshabe
                                       Chairman and Chief Executive
                                       Officer

   December 14, 1998             By:   /s/ Steve Khoshabe
                                       Steve Khoshabe
                                       Chief Financial Officer

   December 14, 1998             By:  /s/ Robert S. Luce
                                      Robert S. Luce, Secretary