Form 10QSB
period 1999-01-31
UNITED FINANCIAL MORTGAGE CORP
filed 1999-03-17
CIK 916823

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

   (Mark One)
   [X]  QUARTER REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 1999
                                    OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

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


   Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months
   (or for such shorter period that the registrant was Required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.
   Yes    ____X_____        No  _________

   State the Number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                            Oustanding at
              Class                         January 31, 1999
       Common Stock, No Par Value            3,900,029

   Transitional Small Business Disclosure Format (check one)
   Yes  ________  No     ______X_______

                      UNITED FINANCIAL MORTGAGE CORP.
                      QUARTERLY REPORT ON FORM 10-QSB
                      QUARTER ENDED JANUARY 31, 1999

                             TABLE OF CONTENTS


                                                                    PAGE NO.
   PART I    FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Balance Sheets (Unaudited) January 31, 1999 and 1998         3

             Statement of Operations (Unaudited) - nine months            5
             ended January 31, 1999 and 1998.

             Statement of Stockholder's Equity (Unaudited) - nine
             months ended January 31, 1999 and 1998.                      6

             Statements of Cash Flows (Unaudited) - nine months           7
             ended January 31, 1999 and 1998.

             Notes to Financial Statements (Unaudited)                    8


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15

   Part II   OTHER INFORMATION                                           19

   EXHIBITS                                                              20

   SIGNATURES                                                            21

                      United Financial Mortgage Corp.
                               Balance Sheet
                                (Unaudited)
                                 Nine Months Ended         Nine Months Ended
                                  January 31, 1998         January  31, 1999
        ASSETS
   Current Assets:
          Cash                   $      1,824,051           $     4,566,202
          Loans Held For Sale           8,762,730                36,974,846
          Mortgage Loan Investments     1,226,484                   680,629
          Accounts Receivable             140,890                    64,775
          Due from Officers                72,452                    28,725
          Deferred Tax Asset               45,763                         0
          U.S. Savings Bond                 2,000                     2,000
          Notes Receivable                169,830                   247,944
          Prepaid Expense                       0                   149,412
             Total Current Assets      12,244,200                42,714,533

   Furniture, Fixtures & Equipment
          Cost                            333,870                   674,417
          Accumulated Depreciation       (187,515)                 (242,018)
          Net Furn, Fix, & Equipment      146,355                   432,399

   Other Assets:
          Servicing Rights                  7,199                   121,288
          Escrow Deposits                  25,613                    15,843
          Deferred Organization Costs     143,425                         0
          Security Deposits                 6,143                    54,724
          Deferred Advisor Fees           273,000                   117,000
          Land Investments                303,250                         0
          Other Investments                 5,750                     5,750
             Total Other Assets           764,380                   314,605

             Total Assets              13,154,935                43,461,537


          The accompanying Notes are an integral part of this statement

                      United Financial Mortgage Corp.
                               Balance Sheet
                                (Unaudited)

                                 Nine Months Ended         Nine Months Ended
                                 January 31, 1998           January 31, 1999

   LIABILITES AND STOCKHOLDERS EQUITY

   Current Liabilities:
          Accounts Payable       $        184,709         $         181,598
          Accrued Expenses                157,146                    15,203
          Leases Payable                        0                    15,843
          Deferred Income Taxes                 0                    56,977
          Taxes Payable                         0                     7,085
          Escrow Payable                   50,771                    17,443
          Notes Payable - Current       9,517,019                36,323,024
             Total Current Liabilities  9,909,645                36,617,173
   Non-Current Notes Payable              425,000                         0
          Leases Payable                        0                    31,755
                  Total Liabilities    10,334,645                36,648,928

   Stockholders' Equity
          Common Shares, 20,000,000
          Authorized, No Par Value,
          Shares Issued and Outstanding;
          3,100,029 at January 31, 1998
          and 3,900,029 at
          January 31, 1999.             2,382,896                 6,536,403

   Preferred Shares, 5,000,000 authorized,
          No Par Value, 213 Series A
          Redeemable Shares Issued And
          Outstanding at Oct 31, 1997
          and 63 Issued and Outstanding
          at Oct 31, 1998.              1,065,000                   315,000

   Retained Earnings                     (627,606)                  (38,794)

             Total Stockholders Equity  2,820,290                 6,812,609

   Total Liabilities Plus
   Stockholders Equity                 13,154,935                43,461,537


          The accompanying Notes are an integral part of this statement

                      United Financial Mortgage Corp.
                       Condensed Statement of Income
                                (Unaudited)

                       Three Months  Nine Months  Three Months Nine Months
                          Ended        Ended         Ended        Ended
                       Jan 31, 1998  Jan 31, 1998  Jan 31, 1999 Jan 31, 1999
  Revenues:
     Commissions & Fees $ 1,765,551   $ 4,660,898  $  2,451,513 $  7,048,117
     Interest Income         22,976       655,296       421,105    1,138,043
     Other Income & Expenses      0             0             0      (18,683)
           Total Revenues 1,788,527     5,316,194     2,872,618    8,167,477

   Expenses:
     Salaries & Comm.     $ 980,188   $ 2,903,612  $  1,219,225 $  4,202,972
     Selling & Admin        479,628     1,448,632       868,195    2,326,409
     Depreciation            11,275        32,836        15,975       41,534
     Interest Expense       269,450       688,360       214,350      931,288
     Cost Expense Litigation 21,621        27,565             0            0
           Total Expenses 1,762,162     5,101,005     2,317,745    7,502,203

   Income (loss) Before
      Income Taxes           26,365       215,189       554,873      665,274
   Income Tax Provision           0             0        29,273       64,062
   Net Income (loss)         26,365       215,189       525,600      601,212
   Less Div. Paid on
      Preferred Stock             0             0        38,791       38,791
   Net Income(loss) Applicable
      to Common Shareholders 26,365       215,189       486,809      562,421

   Basic Net Income (loss)
      Per Common Share       0.0085        0.0694        0.1248       0.1478
   Diluted Net Income(loss)
      Per Common Share       0.0079        0.0644        0.1155       0.1365

   Shares used in comp of
      Basic Net Income
      Per Share           3,100,029     3,100,029     3,900,029    3,805,214
   Shares used in comp of
      Diluted Net Income
      Per Share           3,342,029     3,342,029     4,215,529    4,120,714



     The accompanying Notes are an integral part of this statement

                      United Financial Mortgage Corp.
                     Statement of Stockholders Equity
                    Nine Months Ended January 31, 1999
                                (Unaudited)


                                    Common     Retained
                                     Stock     Earnings      Total

   Balance, April 30, 1998       2,382,895     (601,366)  1,781,529

   Net Proceeds From Public
     Offering of 800,000 shares  4,153,508

   Net Income for the period
     ended January 31, 1999                     601,212

   Preferred Stock Dividend Paid
     January 31, 1999                           (38,791)

   Balance, January 31, 1999     6,536,403      (38,945)  6,497,458


                      United Financial Mortgage Corp.
                          Statement of Cash Flows
                                (Unaudited)

                                          Nine Months Ended   Nine Months Ended
                                            Jan 31, 1998        Jan 31, 1999
   CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income or (Loss)          $       215,189       $       601,212
          Adj to Reconcile Net Income
          To Net Cash Provided by Op Activities
             Depreciation                        32,836                41,534
             Changes In:
               Prepaids & Other Current Assets  (16,152)              (66,516)
               Accrued Expenses & Other Cur Liab      0               (67,298)
               Accounts Payable                  51,034               (25,864)
               Deposits                          (7,297)              (51,189)
   NET CASH PROVIDED BY OPERATING
        ACTIVITIES                               275,610              431,879

   CASH FLOWS FROM INVESTING ACTIVITIES
             Land Sales                         (303,250)             303,250
             Purchase of Fixed Assets            (25,100)            (331,646)
             Servicing Rights                     (7,199)             (47,002)

   NET CASH PROVIDED FROM INVESTING
        ACTIVITIES                              (335,549)             (75,398)

   CASH FLOWS FROM FINANCING ACTIVITIES
            Notes Receivable                     (58,067)            (107,066)
            Changes in Long Term Debt            126,968             (393,245)
            Officers Loans                       (37,425)             (38,640)
            Deferred Advisor Fees                117,000              117,000
            Deferred Offering Expenses           (49,192)             143,425
            Preferred Stock Redeemed                   0             (750,000)
            Common Stock Proceeds - Net                0            4,153,508
            Mortgage Loans Made                3,667,399          (23,064,052)
            Changes in Bank Line of Credit    (3,900,904)          22,173,780

   CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                              (134,221)           2,235,710

   INCREASE (DECREASE) IN CASH                  (194,160)           2,591,191
   Cash at Beginning of Period                 2,018,211            1,974,011

   Cash at End of Period                       1,824,051            4,566,202


           The accompanying Notes are an integral part of this statement

                      UNITED FINANCIAL MORTGAGE CORP.
                       Notes to Financial Statements

                             January 31, 1999
                                (Unaudited)
   Interim Financial Data
        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
   Article 10 of Regulation S-X.

        Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1998.
   In the opinion of management, all adjustments(consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the nine month period ended January 31, 1999 are not necessarily indicative of the results that might be expected for the year ended April 30, 1999.

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

        Amounts outstanding under the various credit facilities consist of the following:

                                                        January 31, 1999
      $20 million mortgage warehouse credit facility
              at a commercial bank; interest at LIBOR;
              plus 160 basis points; expires 10/28/99       $ 18,861,032


      $20 million mortgage warehouse credit facility at
              a commercial bank; interest at LIBOR plus
              185 basis points. expires 09/99                 14,378,695

      $10 million mortgage warehouse credit facility at
              a commercial bank; interest at Prime plus
              1 percent; expires 07/99                           828,500

      $2.5 million mortgage warehouse credit facility at
              a commercial bank; interest at LIBOR; plus
              160 basis points; expires 03/30/99               1,348,120


      $1 million mortgage warehouse credit facility at a
               commercial bank; interest at LIBOR; plus
               160 basis points; expires 10/28/99                939,588


                       Total                                $ 36,355,935

                            United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

   Lease Commitments
        The Company conducts its operations from leased premises and has several equipment leases as part of standard business practice. The following table reveals the estimated minumum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $238,909, for the nine months ended Janaury 31, 1999.

        Future minimum rental payments for the next five years at January 31, 1999 are as follows:

                       Period Ending January 31,       Operating Leases
                            2000                          $ 329,116
                            2001                            246,913
                            2002                            208,447
                            2003                             95,721
                            2004                             74,306
                            2005                              9,900
                            Total Commitment                964,403
   Income Taxes
        The income tax provision consists of the following for the period ended January 31:

                                 1998                1999
             Current:
                  Federal      $    0          $     4,724
                  State             0                2,361
             Deferred:
                  Federal           0               18,992
                  State             0               37,985
             Total                  0            $  64,062

        The components of the deferred tax asset (liability) are as follows for the period ending January 31:

                                    1998                      1999
        Loss Carry-Forward     $(141,730)                  $(5,775)
        Accelerated Depreciation   9,578                   (14,525)
        Deferred Receivables           0                  (244,024)

        Deferred Tax Asset(Liab) 132,152                  (264,324)
        Valuation Allowance      (86,389)                  207,347
        Net Deferred Tax Asset
          (Liability)         $   45,763                  $(56,977)

        The effective tax rate for the three month periods ended Jan 31, 1998 and Jan 31, 1999 differ from the statutory Federal tax rate of 34% due to valuation reserves on the recording of tax loss carry-forwards.

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

   Series A Preferred Stock
        The Series A Preferred Stock is non-voting, non-participating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. A dividend was declared during the quarter ended January 31, 1999. The dividend was $615.73 per share with respect to the 63 outstanding shares, which totaled $38,791. This dividend was applied to pay down an officer loan from previous periods.

   Stockholders' Equity
   Warrants
        At April 30, 1998, the Company had total warrants outstanding to purchase 242,000 shares of the Company's Common Stock. The exercise price of the warrants range between $0.50 and $4.505 per share. Warrants for 47,000 shares expire on the fifth anniversary of their issuance. Warrants for 195,000 shares expire on November 15, 1999. In certain circumstances, the warrants have certain "piggy back" or other registration rights. At January 31, 1999, all warrants outstanding were exercisable.

        As of November 15, 1995, an advisor to the Company was issued warrants to purchase 195,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. The warrants are exercisable until November 15, 1999 and contain certain registration rights.

        The Company has reserved 242,000 common shares for issuance upon exercise of all warrants.

                            United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

   Stock Option Plan
        In December, 1993 the Company adopted the Non-Qualified and Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for shares under the plan is the fair market value of the Common
   Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options will be exercisable immediately, after a period of time or in installments, and expire on the tenth anniversary of the grant. The plan will terminate in December, 2003. At January 31, 1999, the Company has reserved 500,000 common shares for issuance upon exercise of all options.

        At January 31, 1999 the Company had granted options for 73,500 shares of common stock under the plan.

   Litigation
        In June 1995, Lawyers Title initiated a non-wage garnishment proceeding against the Company and its bank. Lawyers Title claimed entitlement to monies purportedly held by the Company on the grounds that the money was tendered to the Company by Dearborn Title in the mistaken belief that this money was owed to the Company as a replacement for a funding check relating to a particular real estate refinancing transaction which had previously been returned to Dearborn for insufficient funds.

        On March 13, 1999 the matter was settled and the settlement agreement is being prepared. The settlement does not require any further payments by the Company.

        The Company is a defendant in a series of complaints relating to its business activities. The aggregate amount of these claims is approximately $450,000. The Company has aggressively defended its position in these matters and has filed counter-claims in certain of the cases. The Company does not believe the outcome of these lawsuits will have a material impact on its financial statements.

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

   The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                      Period ended January 31, 1998
                                   Income           Shares    Per Share
                                 (Numerator)    (Denominator)  Amount

       Basic Earnings Per Share
          Income Available to
          Common Shareholders      215,189         3,100,029    0.0694

          Effect of Dilutive Securities
          Options and Warrants                       242,000

       Diluted Earnings Per Share
          Income Available to
          Common Shareholders      215,189         3,342,029    0.0644


                                      Period ended January 31, 1999
                                   Income            Shares   Per Share
                                 (Numerator)    (Denominator)  Amount

       Basic Earnings Per Share
          Income Available to
          Common Shareholders      562,421         3,805,214    0.1478

          Effect of Dilutive Securities
          Options and Warrants                       315,500

       Diluted Earnings Per Share
          Income Available to
          Common Shareholders      562,421         4,120,714    0.1365

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

   Results of Operations
        Nine Months Ended  January 31, 1998 and 1999

        The nine month period ended January 31, 1998 was a period of significant accomplishment for the Company. Interest rates were favorable, loan volume was up, and the Company completed its first asset acquisition.

        Commission and fee revenue increased from $4,890,898 for the nine months ended January 31, 1998 to $7,048,117 for the nine months ended January 31, 1999. This percentage increase of approximately 44% is primarily the result of an increase in the number of loan originations. The increase in loan originations was the result of lower interest rates and an increase in loan origination efforts.

        Interest income increased from $425,296 for the nine months ended January 31, 1998 to $1,138,043 for the nine months ended January 31, 1999. This increase was attributable to the increase in loan originations and higher interest income on invested capital.

        Salary and commissions expenses increased from $2,903,612 for the nine months ended January 31, 1998 to $4,202,972 for the nine months ended January 31, 1999. The increase was attributed to two main factors.: the increased number of loan originations in the comparable time periods and continued investment in the expansion of the Company's sales organization.

        Selling and administrative expenses increased from $1,448,632 for the nine months ended January 31, 1998 to $2,326,409 for the nine months ended January 31, 1999. This percentage increase of approximately 59% reflected the increase in loan volume and incremental expenses associated with this increase . In addition, the continued efforts in infrastructure and technology advancements have added to the increase.

        Depreciation expense increased from $32,836 for the nine months ended January 31, 1998 to $41,534 for the nine months ended January 31, 1999. This is principally a result of technology investments made in the first nine months of fiscal year 1999. This investment is in line with the Company's strategy of technological advancement and infrastructure improvements.

        Interest expense increased from $688,360 for the nine months ended January 31, 1998 to $931,288 for the nine months ended January 31, 1999. This increase was the result of increased use of warehouse lines of credit to fund the increased loan originations.

        As a consequence of the accounting treatment afforded to certain equity transactions entered into by the Company regarding warrants and other financings, the Company's results of operations include non-cash charges against income in the nine months ending January 31, 1998 and January 31, 1999, respectfully. This consists of $117,000 recorded as advisory fees in the first nine months of 1998 and 1999. Without this non-cash charge, net income would have been $332,189 in the first nine months fiscal year 1998 and $679,421 in the first nine months fiscal year 1999.

   Liquidity and Capital Resources
        During the nine months ended January 31, 1998 and January 31, 1999, net cash generated(used) by operating activities was $275,610 and $431,879, respectively. Net cash generated by operating activities increased from the first nine months of 1998 to the first nine months of 1999, despite increased expenses associated with being a public company and infrastructure growth.

        Net cash generated (used) by investing activities decreased from ($335,549) for the period ended January 31, 1998 to ($75,398) for the period ended January 31, 1999. The increase in cash provided from 1998 to 1999 is largely attributable to the sale of two foreclosed properties. This was partially offset by investments in fixed assets and the increase in retaining servicing rights to certain closed loans during the period in 1999.

        Cash flow from financing activities for the first nine months of 1998 and first nine months of 1999 was ($134,221) and 2,235,710, respectively. This change is largely from the net proceeds of the public offering. Net proceeds from the public offering totaled $4,153,508. A portion of these proceeds were used to redeem certain preferred shares for $750,000 and the redemption of certain 1996 debentures.

        Therefore, the net cash flow from operating, financing, and investing activities was ($194,160) for the first nine months ended January 31, 1998 and $2,235,710 for the first nine months ended January 31, 1999.

        Capital expenditures for the period ended January 31, 1999 were approximately $105,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. The Company believes it will continue to make investments in technology in the near future to enhance and maintain its product and service offerings. The Company believes that such investments could aggregate $200,000 to $300,000 over the next two years, especially in the next several quarters.

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

        During the past nine months, the Company has pursued its strategy of servicing mortgage loans. In order to engage in this business, the Company has retained the servicing rights on the loans that it originates. Such retention has resulted in some reduction in short term cash flow available to the Company upon the sale of such mortgage loans. The Company has employed capital to finance the retention of servicing rights. This capital principally would have been expended to pay the costs associated with loan origination, such as loan officer compensation and miscellaneous overhead expenses. However, the retention of servicing rights is expected to create an asset on the Company's balance sheet and create future cash flow streams.

        The Company obtained two new credit lines and an increase to a currently used credit line during the past nine months totalling $32.5 million in additional loan funding capacity. The Company is continually in discussions with various lenders for additional lines of credit.

   Acquisition
        On October 9, 1998 the Company completed its first acquisition by acquiring certain assets of Mortgage Service America, Inc., a
   Lombard, Illinois Mortgage Company.   Management thinks that the
   transaction will serve to fulfill its growth strategies in the wholesale business segment. The acquisition is expected to assist the Company in the development of its servicing portfolio. In addition, the acquisition is expected to facilitate the Company's growth strategy into other areas.

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

        On December 8, 1998, Mr. Joseph Khoshabe, as Trustee of the Joseph Khoshabe Trust, ("Trust") granted an option to Mills Financial Services, Inc. ("Mills") to purchase up to 300,000 of its restricted common shares of the Company at a purchase price of $3.50 per share. The option was granted for 45 days in consideration of Mills payment of $25,000 to the Trust. The option expired on January 23, 1999.

   PART II - OTHER INFORMATION


   ITEM

   1.   Legal Proceedings - See page 13, hereof.

   2.   Changes in Securities - None
        (a)       None
        (b)       None
        (c)       None
        (d)       None


   3.   Defaults upon Senior Securities - None

   4.   Submission of Matters to a vote of Security Holders- None

   5.   Other Information - None


   6.   Exhibits and Reports on Form 8-K
        (a)       Exhibit (see exhibit list)
        (b) Reports on Form 8-K - (1) The Company filed a current report on Form 8-K on January 28, 1999.

   ITEM 6(a) EXHIBIT LIST

                                DESCRIPTION


   27   Financial Data Schedule

                                SIGNATURES

   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            United Financial Mortgage Corp.


   March 16, 1999                By:   /s/  Joseph Khoshabe
                                       Joseph Khoshabe
                                       Chairman and Chief Executive
                                       Officer

   March 16, 1999                By:   /s/ Steve Khoshabe
                                       Steve Khoshabe
                                       Chief Financial Officer

   March 16, 1999                By:   /s/ Robert S. Luce
                                       Robert S. Luce
                                       Secretary