Form 10KSB
period 1999-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 1999-08-02
CIK 916823

U.S. SECURITIES AND EXHANGE COMMISSION
                          Washington, D. C. 20549
                                FORM 10-KSB
   (Mark One)
                U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                FORM 10-KSB
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended April 30, 1999
                                    OR
   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from              to
                          Commission File No. 333-27037
                        UNITED FINANCIAL MORTGAGE CORP.
                 (Name of small business Issuer in its charter)

             Illinois                                36-3440533
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

        600 Enterprise Drive, Suite 206              60523
        Oak Brook, Illinois                          (Zip Code)
        (Address of principal executive offices)
                       Issuer's telephone number: (630) 571-7222
        Securities to be registered under Section 12(b) of the Act:

             Title of each class       Name of each exchange on which registered
                Common Stock                   The Chicago Stock Exchange

        Securities to be registered under Section 12(g) of the Act:
                                   None
                             (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   State Issuer's revenues for its most recent fiscal year_________$10,045,228

   The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,868,870 on July 15, 1999.

        (Issuers involved in bankruptcy proceedings during the past five years) Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

        (Applicable only to corporate registrants) State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 3,900,029.

        Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933("Securities Act"). The listed documents should be clearly described for identification purposes (. e.g., annual report to security holders for fiscal year ended December 24, 1990).

   Transitional Small Business Disclosure Form (Check one): Yes [ ]  No [X]

                                  PART I

   Item 1. Description of Business

        The Company was formed as an Illinois corporation in April of 1986 to engage in the business of mortgage banking. The Company is licensed as a mortgage banker in the states of Arkansas, California, Colorado, Delaware, Florida, Illinois, Indiana, Kentucky, Maryland, Missouri, New Mexico, Oregon, South Carolina, Utah, Washington, Wisconsin and Texas. The Company also does business in other states that do not have mortgage banking licensure statues, including, Idaho, Kansas, Montana, Ohio, Oklahoma, West Virginia and Wyoming. The Company's mortgage banking business principally has focused on retail and wholesale residential mortgage origination activities. The Company is expanding its mortgage servicing activities by retaining servicing on selected loans that it produces. The Company's principal lines of business are conducted through the Retail Origination Division, the Wholesale Origination Division and the Servicing Division. The Company's Retail and Wholesale Origination business is principally conducted in the states of Illinois, California, Nevada, Missouri and Florida.

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

        The Company also engages in the brokerage or origination of loans on commercial real estate, including shopping centers, office properties and other commercial loans. The Company either brokers(e.g. arranges for loan funding from third-party lenders) or funds and services these commercial loans. Commercial loans may be brokered to other financial institutions, in which case, the Company receives a negotiated fee. If the Company originates and services a commercial loan, then revenues are earned based upon the difference between the interest rate paid to the issuer of the credit line and the interest rate paid by the borrower.

        At this time, the Company's primary sources of loan originations are its Wholesale and Retail Divisions. On April 30, 1999, the Company's Retail Division operated three (5) full service retail origination offices. At such date, the retail offices were located in three (4) states and were staffed by approximately 50 employees, including commission-based loan officers. The retail offices are currently located as follows: Oak Brook, Illinois; Creve Coeur, Missouri; Clearwater , Florida; Tampa, Florida and Las Vegas, Nevada. Wholesale origination principally is conducted from the Company's offices in Oak Brook, Illinois and Irvine, California.

        The Company's mortgage banking activities principally focused on retail loan origination for the period from inception through 1993. During the period from 1994 through 1995, the Company emphasized the wholesale origination. This emphasis resulted from a general decrease in loan origination volume for this period. The application of additional resources to "wholesale" loan origination during this period served to increase the Company's loan volume. During the period from 1996 to date, the Company has focused on retail loan origination because it is management's experience that profit margins in retail origination generally are greater than profits relating to wholesale activities.

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

        It is management's experience that wholesale loan origination tends to be less profitable on a per loan basis than retail origination because wholesale loans are subject to two levels of costs, namely independent broker compensation, and Company sales commissions paid to its personnel for the production of the wholesale loan.
        The Company's Wholesale Division, which was established in June, 1994, operates from its corporate headquarters in Oak Brook, Illinois and Irvine, California. The Wholesale Division of the Company acquires loans from a network of mortgage brokers and other financial intermediaries, including banks, who are screened by the Company.

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


   The Retail Origination Division

        Retail loan origination involves the direct solicitation of realtors, builders and prospective borrowers for the origination of mortgage loans. The Company derives revenues from the premium that is received from the purchaser of the loan. Generally, that premium is shared on a negotiated basis with loan officers and others who procure the loan and assist in the loan origination process.

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

   Loan Processing and Underwriting

        Loan applications generally are prepared by Company loan officers and verified by personnel in the Company's Retail Origination Division. Verification procedures, include, among other things, obtaining: (i) written confirmations of the applicant's income and bank deposits, (ii) a formal credit report on the applicant from an unaffiliated credit reporting agency, (iii) a preliminary title report, and (iv) a real estate appraisal. Appraisals for conventional and FHA loans are prepared by third party, unaffiliated appraisers who are pre-approved based upon their experience, education and reputation. Completed loan applications are then transmitted to the Company's Underwriting Department or to underwriting sub-contracting companies who provide underwriting services to the Company. The Underwriting Department of the Company or its sub-contractors contain experienced staff who verify the completeness and accuracy of application information, and determine its compliance with the Company's underwriting criteria and those of applicable government agencies or other investors.

        Underwriting criteria include loan-to-value ratios, borrower income qualifications, investor requirements, insurance and property appraisal requirements. The Company's underwriting guidelines for FHA, VA, FNMA and FHLMC loans comply with the written underwriting guidelines of the relevant agency.

        The Company's underwriting guidelines for "non-conforming" loans are based upon the underwriting standards required by investors to whom such loans are sold. "Non-Conforming" loans generally include loan products that do not comply with the underwriting guidelines of Freddie Mac, Fannie Mae, FHA or VA. Non-conforming loans generally are underwritten by the Company in accordance with the underwriting guidelines of the applicable investor who purchases the loans.

        Most of the Company's underwriting personnel function independently of the Company's loan origination personnel and do not report to any individual directly involved in the loan origination process.

        The Company's internal Quality Control Department reviews the Company's origination activities including approximately one hundred percent (100%) of all closed loans in order to enhance the ongoing evaluation of the loan processing function, including employees, credit reporting agencies and independent appraisers. In conducting such reviews, the Quality Control Department reviews the loan applications for compliance with federal and state lending standards, which involves a second verification of employment prior to loan closing, reconfirmation of banking information, and obtaining separate credit reports and property appraisals. The Quality Control Department submits all review results directly to the president of the Company.

   Loan Commitments

        Subsequent to underwriting approval, prior to loan funding, the Company issues loan commitments to qualified applicants. Commitments indicate loan amount, fees, funding conditions, approval expiration dates and interest rates. Commitments providing for "fixed" interest rates beyond sixty (60) days generally are not issued, unless the Company receives an appropriate fee based upon the assessment of the risk associated with a longer commitment period. Servicing compensation (based upon FNMA guidelines) generally ranges from .25% to .50% per annum on the outstanding principal balances of the loans. Servicing fees are collected from monthly mortgage payments. Other sources of loan servicing revenues include late charges and use of funds benefits.

        As a servicer of mortgage loans underlying mortgage backed securities issued by FNMA, FHLMC or other investors, the Company is obligated to make timely payments of principal and interest to security holders, whether or not such payments have been made by borrowers on the underlying mortgage loans. In accordance with applicable FHA and VA guidelines, the Company is insured by FHA against foreclosure loss on FHA loans, and the VA guarantees against foreclosure loss on VA loans, subject to certain limitations. Although FNMA and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer, the funding of delinquent payments or the exercise of foreclosure rights involves prospective costs to the Company.

        The Company believes that an important source for its loan-servicing portfolio is loans produced by the Company. The servicing rights for selected loans are retained by the Company after such loans are sold to investors. In addition, the Company may supplement its servicing portfolio by purchasing mortgage servicing rights relating to loans originated by other lenders. Such purchases will be made only after the Company has conducted a due diligence analysis of the loan portfolio.

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

   Competition

        The mortgage banking industry is highly competitive. The Company competes with other financial institutions, such as mortgage banks, state and national banks, savings and loan associations, savings banks, credit unions and insurance companies, mortgage bankers and mortgage brokers. Some of the Company's competitors have financial resources that are substantially greater than those of the Company, including some competitors which have a significant number of offices in areas where the Company conducts its business. The Company competes principally by offering loans with competitive features, by emphasizing the quality of its service and by pricing its range of products at competitive rates.

        Information published by the Mortgage Bankers Association of America ("MBA") indicates that although the mortgage business is competitive, it also is fragmented in that no single lender has a significant market share of total origination volume. MBA data indicates that overall mortgage origination volume is shared in varying percentages among commercial banks, savings and loan and mortgage banking companies. MBA data also indicates that historically, mortgage banks have had an estimated twenty-thirty percent (20-30%) share of total origination volume. Commercial banks, savings banks, savings and loan associations and mortgage banking companies service the bulk of residential mortgages. It is management's belief that market share among competitors generally shifts more slowly in servicing than in origination. Management of the Company does not anticipate any significant changes in the market share described above in the near term.

        The Company's mortgage loan production activities are subject to the Truth-in-Lending Act and Regulation Z promulgated thereunder.
   The Truth-in-Lending Act contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. The Truth-in-Lending Act also guarantees consumers a three day right to cancel credit transactions, including any refinance mortgage or junior mortgage loan on a consumer's primary residence. The Company believes that it is in substantial compliance in all material respects with the Truth-in-Lending Act.

        The Company also is required to comply with the Equal Credit Opportunity act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by lenders regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with a name and address of the reporting agency.

        The Federal Real Estate Settlement Procedure Act ("RESPA") imposes, among other things, limits on the amount of funds a borrower is required to deposit with the Company in an escrow account for the payment of taxes, insurance premiums or other charges. The Company has policies, procedures and systems in place to ensure compliance with RESPA.

        The Company believes it is in possession of all licenses in those states in which it does business that require such licenses, except where the absence of such licenses is not material to the business and operations of the Company as a whole. Conventional mortgage operations also may be subject to state usury statutes. FHA and VA loans are exempt from the effect of such statutes.

   Item 2. Description of Property

        The Company's corporate and administrative headquarters are located in leased facilities in Oak Brook, Illinois. These facilities comprise approximately 4,800 square feet of space in a building leased by the Company for a ten year term at annual rate of approximately $9.50 to $15.63 per square foot, triple net, which lease expires in 2003. In addition, at April 30, 1999, the Company leased an aggregate of approximately 1,146 square feet in Las Vegas, Nevada; 1,475 square feet in Irvine, California; and 900 square feet in St. Louis, Missouri. The leases for Las Vegas, Nevada and Irvine, California are on a month to month basis. The Company has no liability with respect to the lease at Creve Coeur, Missouri. The aggregate annual lease payments on properties leased by the Company as of April 30, 1999 was $332,000. The Company believes that its present facilities are adequate for its current level of operations. None of the Company's leased facilities are leased from affiliates of the Company.

        Lease commitments for the five (5) years following April 30, 1999 are as follows:

             April 30, 2000___________________________$321,967
             April 30, 2001___________________________$276,870
             April 30, 2002___________________________$186,662
             April 30, 2003 ________________________  $ 84,449
             April 30, 2004 ___________________________$     0

        The Company's corporate headquarters are located at 600
   Enterprise Drive Suite #206, Oak Brook, Illinois 60523 and its telephone number is (630) 571-7222.

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

        On March 13, 1999 the matter was settled. The settlement does not require any further payments by the Company.

        The Company is a defendant in a series of complaints relating to its business activities. The aggregate amount of these claims is approximately $300,000. The Company has aggressively defended its position in these matters and has filed counter-claims in certain of the cases. The Company does not believe the outcome of these lawsuits will have a material impact on its financial statements.

   Item 4. Submission of Matters to a Vote of Security Holders.

        On August 25, 1998, the Company conducted its Annual Meeting of Shareholders and shareholders approved management's recommendation regarding the election of directors and the appointment of independent auditors.

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

        The range of high and low sale prices of the Company's Common Stock, as reported by the CSX from May 27, 1998 through July 15, 1999 were $2.00 and $10.00, respectively.

        Holders. As of July 15, 1999, there were approximately 525 holders of record of the shares.

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

   Item 6. Management Discussion and Analysis of Operations.

                    MANAGEMENT DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   This Management Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements which involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of certain factors.

         The Company, founded in 1986, operates as a full-service mortgage banking company engaged in the origination and sale of first mortgage loans secured by residential real estate. On a limited scale, the Company also originates commercial loans; and services residential mortgage loans.

      Results of Operations
           Two Years Ended April 30, 1999

         The fiscal year ended April 30, 1999 was a period of significant accomplishment for the Company. Interest rates were favorable, loan volume and revenues were at an all time high, the Company entered into several strategic alliances and the Company completed its first asset acquisition.

         Commission and fee revenue increased from $6,730,416 for the twelve months ended April 30, 1998 to $8,571,594 for the twelve months ended April 30, 1999. This percentage increase of approximately 27% is primarily the result of an increase in the number of loan originations. The increase in loan originations was the result of lower interest rates and an increase in loan origination efforts.

          Interest income increased from $665,646 for the twelve months ended April 30, 1998 to $1,457,953 for the twelve months ended April 30, 1999. This increase was attributable to the increase in loan originations and higher interest income on invested capital.

         Salary and commissions expenses increased from $4,008,346 for the twelve months ended April 30, 1998 to $4,539,018 for the twelve months ended April 30, 1999. The increase was attributed to two main factors: the increased number of loan originations in the comparable time periods and continued investment in the expansion of the Company's sales organization.

         Selling and administrative expenses increased from $1,990,349 for the twelve months ended April 30, 1998 to $3,460,977 for the twelve months ended April 30, 1999. This percentage increase of approximately 74% reflected the increase in loan volume and incremental expenses associated with this increase. In addition, the continued efforts in infrastructure and technology advancements have added to the increase.

        Depreciation expense increased from $45,805 for the twelve months ended April 30, 1999 to $80,704 for the twelve months ended April 30, 1999. This principally resulted from technology investments made during fiscal year 1999. This investment is in line with the Company's strategy of technological advancement and infrastructure improvements.

        Interest expense increased from $975,953 for the twelve months ended April 30, 1998 to $1,054,921 for the twelve months ended April 30, 1999. This increase was the result of increased use of warehouse lines of credit to fund the increased loan originations.

         As a consequence of the accounting treatment afforded to certain equity transactions entered into by the Company regarding warrants and other financings, the Company's results of operations include non-cash charges against income in the twelve months ending April 30,1998 and April 30, 1999, respectfully. This consists of $156,000 recorded as advisory fees in fiscal years 1998 and 1999. Without this non-cash charge, net income available to common shareholders would have been $397,429 in fiscal year 1998 and $508,715 in fiscal year 1999.

        In addition, in fiscal year 1999 there was an extraordinary litigation settlement of $150,000. Net income available to common shareholders for fiscal year 1999 also reflects a non-cash deferred tax provision of $271,000. Without these two events, and the advisor fee impact net income for fiscal year 1999 would have been $929,715.

   Liquidity and Capital Resources
         During the twelve months ended April 30, 1998 and April 30, 1999, net cash generated(used) by operating activities was $397,010 and $435,221, respectively. Net cash generated by operating activities increased from the first twelve months of 1998 to the first twelve months of 1999. This, despite increased expenses associated with being a public company and infrastructure growth.

         Net cash generated(used) by investing activities decreased from ($411,537) for the fiscal year ended April 30, 1998 to ($243,907) for the fiscal year ended April 30, 1999. The increase in cash from 1998 to 1999 was largely attributable to the sale of two foreclosed properties. This was partially offset by investments in fixed assets and the increase in retaining servicing rights on certain closed loans during the period in 1999.
         Cash flow from financing activities for the fiscal year 1998 and fiscal year 1999 was ($29,673) and 2,179,612, respectively. This change resulted largely from the net proceeds of the public offering which occurred in early fiscal year 1999. Net proceeds from the public offering totaled $4,146,437. A portion of these proceeds were used to redeem certain preferred shares for $750,000 and the redemption of certain 1996 debentures.

         Therefore, the net cash flow from operating, financing, and investing activities was ($44,200) for the fiscal year ended April 30, 1998 and $2,370,926 for the first the fiscal year ended April 30, 1999.

         Capital expenditures for the period ended April 30, 1999 were approximately $300,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. These capital expenditures include a new loan tracking system, a new underwriting system, a new accounting system, and several computers. All of these items are Year 2000 compliant and move the company forward in using technology as a competitive advantage. The Company believes it will continue to make investments in technology in the near future to enhance and maintain its product and service offerings.

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

         During the past twelve months, the Company has pursued its strategy of servicing mortgage loans. In order to engage in this business, the Company has retained the servicing rights on the loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available to the Company. The Company has employed capital to finance the retention of servicing rights. This capital principally would have been expended to pay the costs associated with loan origination, such as loan officer compensation and miscellaneous overhead expenses. However, the retention of servicing rights is expected to create an asset on the Company's balance sheet and create future cash flow streams.

         During the fiscal year 1999, the Company obtained two new credit lines and an increase to an existing credit line. These transactions brought an additional $41 million in loan funding capacity to the Company. The Company is continually in discussions with various lenders for additional lines of credit.

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

    Alliances
        During the fiscal year 1999 the Company entered into a strategic alliance to exclusively provide mortgage products and services to the customers of one of Chicago's oldest and most highly regarded financial institutions, the Austin Bank of Chicago. Austin Bank meets the financial services needs of retail and commercial customers on Chicago's West Side and nearby suburbs.

        Also, during fiscal year 1999, the company signed an agreement with Bank Rate Monitor to provide mortgage rates and financing to the Bank Rate Monitor Infobank. The agreement calls for United Financial's information to be available at all sites that Bank Rate Monitor supplies information. This includes Yahoo!, Excite, Realtor.com, Microsoft's Money Insider, Quicken, Kiplinger, Motley Fool and America Online.

         In addition, the Company signed an agreement with Microsoft Corp. to team with MSN Sidewalk to provide to World Wide Web visitors with the opportunity to get information on the many different types of mortgage loans offered by the Compqny, calculated mortgage payments, and apply on-line for a mortgage at www.Chicago.Sidewalk.com.

   Industry Trends
         The growth in volume that the mortgage industry has seen over the past few years has resulted from a general downward trend in interest rates. The Company believes that mortgage volume may tend to decrease on a relative basis in higher interest environments. Higher interest rates generally result in smaller mortgage companies leaving the market resulting in potentially larger market shares for continuing mortgage bankers. This trend is beginning to occur now as interest rates have begun to increase.

         The Company also believes that the industry will continue to offer broader and more diversified product offerings and that technology will play an increasing part in real estate transactions. This includes expanded use of Internet capabilities which the Company will continue to aggressively pursue.

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

   Item 7. Financial Statements

                      UNITED FINANCIAL MORTGAGE CORP.

                           FINANCIAL STATEMENTS

                             TABLE OF CONTENTS



        Page

   Table of Contents_________________________________________________________10

   Report of Independent Certified Public Accountants________________________11

   Balance Sheet at April 30, 1998 and 1999_______________________________12-13

   Statement of Income for the years
   ended April 30, 1998 and 1999_____________________________________________14

   Statement of Stockholders' Equity for the years ended April 30, 1998 and 1999_____________________________________________15

   Statement of Cash Flows for the years
   ended April 30, 1998 and 1999_____________________________________________16

   Notes to Financial Statements__________________________________________17-23

                       INDEPENDENT AUDITOR'S REPORT


                      UNITED FINANCIAL MORTGAGE CORP.

        Financial Statements as of April 30, 1998 and April 30, 1999 together with the Independent Auditors' Report

   To the Board of Directors and Stockholders of United Financial Mortgage Corp.

        We have audited the accompanying balance sheets of United Financial Mortgage Corp. as of April 30, 1998 and April 30, 1999, and the related statements of income, stockholders' equity and cash flows for the years ended April 30, 1998 and April 30, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Financial Mortgage Corp. as of April 30, 1998 and April 30, 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principals.


                                 CRAIG SHAFFER AND ASSOCIATES, LTD., C.P.A.

   Des Plaines, Illinois
   July 11, 1999

   Respectfully submitted,

   By: /S/ Craig Shaffer
   Craig Shaffer and Associates, Ltd.
   Certified Public Accountants
   July 11, 1999

                        United Financial Mortgage Corp.
                               Balance Sheet

                                                Year Ended       Year Ended
                                              April 30, 1998    April 30, 1999
                   A S S E T S
   Current Assets:
         Cash                                $    1,974,011     $    4,344,937
         Loans held for sale                     13,261,136         32,073,320
         Mortgage Loan Investments                1,331,287          1,906,234
         Accounts Receivable                         83,494            315,860
         Due From Employees                          13,511             14,700
         Due From Officers                           64,873              2,439
         Deferred Tax Asset                           5,636                  0
         U.S. Savings Bond                            2,000              2,000
         Note Receivable                            140,878            110,000
         Prepaid Expense                              8,882            177,098
               Total current assets          $   16,885,708     $   38,946,588

       Furniture, Fixtures & Equipment
         Cost                                       342,771            645,519
         Accumulated Depreciation                  (200,484)          (276,512)
                Total Furniture, Fixtures,
                & Equipment                         142,287            369,007

   Other Assets:
        Servicing Rights                             74,286            185,980
        Land Investments                            303,250                  0
        Escrow Deposits                               8,076             60,793
        Deferred Organization Costs                 143,425                  0
        Security Deposits                            11,302             16,403
        Deferred Advisor Fees                       234,000             78,000
        Investments                                   5,750              5,750
        Goodwill Net                                      0            132,715
                Total Other Assets                  780,089            479,641

           Total Assets                      $   17,808,084     $   39,795,236

       The accompanying notes are an integral part of this statement

                       United Financial Mortgage Corp.
                               Balance Sheet

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                Year Ended       Year Ended
                                              April 30, 1998   April 30, 1999
   Current Liabilities:
        Accounts Payable                     $      207,462     $      235,952
        Leases Payable                                    0             12,295
        Accrued Expenses                            171,773            177,675
        Taxes Payable                                     0             62,959
        Deferred Income Taxes                             0            270,599
        Escrow Payable                                8,076             32,892

        Notes Payable - Current                  14,149,244         32,375,632
                Total current liabilities    $   14,536,555     $   33,168,004
        Non-Current Notes Payable                   425,000                  0
        Leases Payable                                    0             31,551
                Total liabilities            $   14,961,555      $  33,199,555

        Stockholders Equity
           Common Shares, 20,000,000 Authorized,
             No Par Value, Shares Issued and
             Outstanding; 3,100,029 at
             April 30, 1998 and 3,898,219
             at April 30, 1999.              $    2,382,895      $   6,529,332
           Preferred Shares, 5,000,000 Authorized,
             No Par Value, 213 Series A Redeemable
             Shares Issued And Outstanding;
             value $1,065,000 at April 30, 1998
             and 63 shares issued and
             Outstanding April 30, 1999.     $    1,065,000      $     315,000
           Retained Earnings                       (601,366)          (248,651)
                Total Stockholders' Equity   $    2,846,529      $   6,595,681

                Total liabilities and
                stockholders' equity             17,808,084         39,795,236



       The accompanying notes are an integral part of this statement

                       United Financial Mortgage Corp.
                            Statement of Income

                                                Year Ended       Year Ended
                                              April 30, 1998   April 30, 1999
   Revenues:
        Commissions and Fees                 $    6,730,416      $   8,571,594
        Interest Income                             665,646          1,457,953
        Other Income and Expense                    (13,466)            15,681
                                                  7,382,596         10,045,228
   Expenses:
        Salaries & Commissions                $   4,008,346       $  4,539,018
        Selling & Administrative                  1,990,349          3,460,977
        Depreciation                                 45,805             80,704
        Interest Expense                            975,953          1,054,921
        Cost and Expense of Litigation               80,587            150,000
                                              $   7,101,040       $  9,285,620

        Income (loss) Before Income Taxes     $     281,556       $    759,608
        Income Tax Provision                         40,127            339,228
        Net Income (loss)                           241,429            420,380
        Less Dividends Paid on Preferred Stock            0             67,665
        Net Income (loss) Applicable to
         Common Shareholders                        241,429            352,715

        Basic Net Income(loss) Per Share               0.08               0.09
        Diluted Net Income Per Share                   0.07               0.09

        Shares used in computation of basic
         net income per share                     3,100,029          3,828,918
        Shares used in computation of diluted
         net income per share                     3,342,029          4,070,918

       The accompanying notes are an integral part of this statement

                      United Financial Mortgage Corp.
                     Statement of Stockholders Equity
                    Twelve Months Ended April 30, 1999


                                       Common        Retained
                                        Stock        Earnings          Total
   Balance, April 30, 1997            2,382,895     (842,795)        1,540,100

   Net Income for the year ended
       April 30, 1998                                241,429

   Balance, April 30, 1998            2,382,895     (601,366)        1,781,529

   Net Proceeds From Public Offering
       of 800,000 shares              4,153,508

   Retirement of 1,810 Shares            (7,071)

   Net Income for the period
       ended April 30, 1999                          420,380

   Dividend Paid on Preferred Stock                  (67,665)

   Balance, April 30, 1999            6,529,332     (248,651)        6,280,681

       The accompanying notes are an integral part of this statement

                       United Financial Mortgage Corp.
                          Statement of Cash Flows
                                                   Year Ended    Year Ended
                                                 April 30, 1998 April 30, 1999

   CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income or (Loss)                       $     241,429  $     420,380
      Adjustments to Reconcile Net Inco
     To Net Cash Provided by Operating Activities
         Depreciation                                   45,805         76,028
         Changes In:
           Prepaids & Other Current Assets              69,216       (448,852)
           Accrued Expenses & Other Current Liabilities 18,240        364,276
           Accounts Payable                             27,479         28,490
           Deposits
                                                        (5,159)        (5,101)
    NET CASH PROVIDED BY OPERATING ACTIVITIES    $     397,010  $     435,221

    CASH FLOWS FROM INVESTING ACTIVITIES
           Land Sales                                 (303,250)       303,250
           Purchase of Fixed Assets                    (34,001)      (302,748)
           Goodwill net of 4,076 amortization                0       (132,715)
           Servicing Rights                            (74,286)      (111,694)

    NET CASH PROVIDED FROM INVESTING ACTIVITIES       (411,537)      (243,907)

    CASH FLOWS FROM FINANCING ACTIVITIES
           Notes Receivable                      $     (29,115)        30,878
           Changes in Short Term Debt                        0         12,295
           Changes in Long Term Debt                   126,968       (393,449)
           Officers Loans                              (29,846)        62,434
           Deferred Advisor Fees                       156,000        156,000
           Deferred Offering Expenses                  (49,192)       143,425
           Preferred Stock Redeemed                          0       (750,000)
           Common Stock Proceeds - Net                       0      4,146,437
           Mortgage Loans Made                        (935,810)   (19,387,131)
           Changes in Bank Line of Credit              731,322     18,226,388
           Preferred Stock Dividend                          0        (67,665)

    CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (29,673)     2,179,612

    INCREASE (DECREASE) IN CASH                        (44,200)     2,370,926
    Cash at Beginning of Period                      2,018,211      1,974,011

    Cash at End of Period                            1,974,011      4,344,937

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

   Concentration of Credit Risk
        Credit risk with respect to mortgage loan receivables and accounts receivable is generally diversified due to the large number of customers and the timely sale of the loans to investors, generally within one (1) month. The Company performs extensive credit investigation and verification procedures on loan applicants before loans are approved and funds disbursed. In addition, each loan is secured by the underlying real estate property. As a result, the Company has not deemed it necessary to provide reserves for the ultimate realization of the mortgage loan receivables.

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

   Income Taxes
        The Company accounts for income taxes using the liability method in accordance with SFAS No. 109., _Accounting for Income Taxes._ The liability method provides that deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Earnings (Loss) per Common Share
        Earnings (loss) per common share is calculated on net income
   (loss) after deduction for dividends paid on the Series A Preferred Shares. The number of common shares used in the computation is based upon the number of shares outstanding at the end of the period.

   Certain Relationships and Related Transactions
        On November 20, 1998, the Company completed a second mortgage loan on the principal residence of Mr. Rocco Cappiello, a director of the Company, in the amount of $130,000. The loan was made on terms generally more favorable to the Company than would otherwise be available in the competitive marketplace. Further, the Company secured its loan position with collateral, both real and personal property, substantially in excess of its underwriting guidelines for other similar loans in the ordinary course of its business. The loan was made from funds other than the net proceeds from the Company's recently completed public offering.

   Transfers and Servicing of Financial Assets and Extinguishments of
   Liabilities

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." ("SFAS 130"). SFAS 130, establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of comprehensive income, it should not have any impact on the Company's results of operations, financial position or cash flows. Comprehensive income and regular income are one and the same for the current period.

            In June 1997, the Financial Accounting Standards Board
   ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about segments of an Enterprise and Related
   Information." ("SFAS 131"). SFAS 131 is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company has adopted the new requirements.

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

        The Company is participating in Year 2000 readiness testing sponsored by the Mortgage Bankers Association. If any issues arise from this test the Company will react in a timely manner to address these issues.

   Notes Payable
        The Company has mortgage warehouse credit facilities aggregating $62 million with several commercial banks and other financial
   institutions.   These credit facilities are used to fund approved
   mortgage loans and are collateralized by mortgage loans. The Company is not required to maintain compensating balances.

        Amounts outstanding under the various credit facilities consist of the following:

                                                               April 30, 1999
      $20 million mortgage warehouse credit facility at a
              commercial bank; interest at LIBOR;
              plus 160 basis points; expires 10/28/99           $   20,108,902


      $25 million mortgage warehouse credit facility at a
              commercial bank; interest at LIBOR;
              plus 185 basis points; expires 09/99                  10,481,425



      $15 million mortgage warehouse credit facility at a
             commercial bank; interest at Libor;
             plus 150 basis point; expires 2/2000                      635,944


      $2 million mortgage warehouse credit facility at a
             commercial bank; interest at LIBOR;
             plus 160 basis points; expires 10/28/99                 1,149,361


                  Total                                         $   32,375,632


   Retirement Plan
        The Company has a 401K plan that all eligible employees may participate in. Company contributions to the plan are discretionary.

   Lease Commitments
        The Company conducts its operations from leased premises and has several equipment leases as part of standard business practice. The following table reveals the estimated minimum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $332,000 for the twelve months ended April 30, 1999.

        Future minimum rental payments for the next five years at April 30, 1999 are as follows:

                       Period Ending April 30,           Operating Leases
                            2000                              321,967
                            2001                              276,870
                            2002                              186,662
                            2003                               84,449
                            2004                                    0
                            Total Commitment                $ 869,948
   Income Taxes
        The income tax provision consists of the following for the period ended April 30:

                                        1998                1999

             Current:
                  Federal          $  30,096           $   48,635
                  State               10,031               14,324
                  SubTotal            40,127               62,959

             Deferred:
                  Federal          $       0              311,221
                  State                    0               46,200
                  SubTotal                 0              357,421

             Total                 $  40,127           $  420,380


        The components of the deferred tax asset (liability) are as follows for the periods ending April 30:

                                        1998                1999
        Loss Carry-Forward         $  (5,636)          $        0
        Accelerated Depreciation      72,798               24,415
        Deferred Receivables           3,659             (295,014)

        Deferred Tax Asset (Liability)70,821             (270,599)
        Valuation Allowance          (76,457)                   0

        Net Deferred Tax Asset
             (Liability)           $   5,636$            (270,599)

        The effective tax rate for the three month periods ended April 30, 1998 and April 30, 1999: the statutory Federal tax of 34%; and state tax rate of 7%.

   Series A Preferred Stock
        The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. No dividend was declared for the year ended April 30, 1998 and $67,665 was declared for 1999.

   Stockholders' Equity
      Warrants
        At April 30, 1999, the Company had total warrants outstanding to purchase 242,000 shares of the Company's Common Stock. The exercise price of the warrants range between $0.50 and $4.505 per share. Warrants for 47,000 shares expire on the fifth anniversary of their issuance. Warrants for 195,000 shares expire on November 15, 1999. In certain circumstances, the warrants have certain "piggy back" or other registration rights.

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

   Gross offering proceeds have been applied as follows:

        Underwriting Commission                           $520,000

        Non-Accountable Expenes Allowance                 $156,000

        Redemption of Series A Preferred Stock            $750,000

        Offering Expenese                                 $375,493

        Repayment of 1996 Debentures, and accrued
        interest                                          $489,000


        In March of 1999, the Company started a stock repurchase program. As of April 30, 1999, the Company has purchased 1,810 shares and has returned to `authorized but not issued' shares.

   Servicing
        During the recent year ended April 30, 1999, the Company has continued to build a servicing portfolio. As of the balance sheet date, the servicing portfolio was nine million, seven hundred eighty-eight thousand, four hundred thirteen dollars (9,788,413) in residential loans.

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

        During the period ending April 30, 1999, the Company granted options for a total of 74,500 shares of stock at $6.50 per share. Mr. Steve Khoshabe, the Executive Vice President of the Company was awarded 50,000 of these options.

        At April 30, 1998, the Company had not granted any options under the Plan.

        At April 30, 1998, the Company has reserved 500,000 common shares for issuance upon exercise of all options.

   Contingencies
        In June 1995, Lawyers Title initiated a non-wage garnishment proceeding against the Company and its bank. Lawyers Title claimed entitlement to monies purportedly held by the Company on the grounds that the money was tendered to the Company by Dearborn Title in the mistaken belief that this money was owed to the Company as a replacement for a funding check relating to a particular real estate refinancing transaction which had previously been returned to Dearborn for insufficient funds.

        On March 13, 1999 the matter was settled. The settlement does not require any further payments by the Company.

        The Company is a defendant in a series of complaints relating to its business activities. The aggregate amount of these claims is approximately $300,000. The Company has aggressively defended its position in these matters and has filed counter-claims in certain of the cases. The Company does not believe the outcome of these lawsuits will have a material impact on its financial statements.

   Expansion
        On October 9, 1998, the Company purchased certain assets of Mortgage Service of America, Inc. for $187,291 under the purchase method of accounting. MSA was is in the mortgage loan origination business and originated primarily first mortgages. The purchase price was paid in cash. Assets in the amount of $50,000 are being depreciated over their useful lives and goodwill of $137,291 will be amortized over 15 years. Due to the method of accounting used by MSA, it is not possible to present a pro forma combined financial statement. If included, management does not believe it would present a material change to the Company's financial statements.

                       United Financial Mortgage Corp.
                   Notes to Audited Financial Statements

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

   The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                      Period ended April 30, 1998
                                          Income        Shares      Per Share
                                       (Numerator)  (Denominator)    Amount

          Basic Earnings Per Share
          Income Available to Common
               Shareholders             241,429       3,100,029       0.0778
          Effect of Dilutive Securities
                 Options and Warrants                   242,000

          Diluted Earnings Per Share
          Income Available to Common
                 Shareholders           241,429       3,342,029       0.0722


                                      Period ended April 30, 1999
                                          Income        Shares    Per Share
                                        (Numerator) (Denominator)    Amount

          Basic Earnings Per Share
          Income Available to Common
               Shareholders             352,715       3,828,917       0.0921

          Effect of Dilutive Securities
               Options and Warrants                     242,000


          Diluted Earnings Per Share
          Income Available to Common
               Shareholders             352,715       4,070,917       0.0866

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

          (2)     The offering commenced on May 27, 1998.

          (3)     Not Applicable.

          (4) (i)The offering terminated on June 4, 1998 after the sale of 800,000 shares of the Company's common stock. An over-allotment option for an additional 120,000 shares which were registered were not sold.

             (ii) The managing underwriter was Mills Financial Services,
                  Inc.

             (iii) The title of each class of securities registered
                   is as follows:

                                                           Amount
                       Class                             Registered

                       Common Stock _______________________920,000
                       Underwriter's Warrants_______________80,000
                       Common Stock Within Underwriter's
                            Warrant_________________________80,000

             (iv) No shares were sold by any selling security holders.

                  920,000 shares were registered for the account of
              the Company with an aggregate offering price of $5,980,000. 800,000 shares were sold for an aggregate offering price of $5,200,000.

              (v) The amount of the expenses incurred for the Company's account in connection with the issuance and distribution of the shares registered is as follows:

               Underwriting Discounts and Commissions_______520,000 Finder's Fees________________________________ None
               Non-Accountable Expense Allowance Paid to the
                   Underwriter______________________________156,000
               Other Expenses_______________________________375,493
               Total Expenses___________________________ $1,051,493

             (V)(A) $750,000 of the offering proceeds were paid to the
               Joseph Khoshabe Trust, dated September 22, 1995 as the redemption price for 150 shares of Series A Preferred Stock. The Company also paid $489,000 to repay the principal and accrued interest on certain 1996 Debentures. These applications of offering proceeds were disclosed in the registration statement.

             (VI) The net proceeds to the Company after deducting total expenses and the other uses described above was:  $2,909,507.

             (VII) The net offering proceeds to the Company have been
               invested in temporary investments, and for the other uses set forth in the prospectus.

             (VIII) Not Applicable.

   Item 10. Executive Compensation

                        SUMMARY COMPENSATION TABLE

                            Annual Compensation

                                                                   Other Annual
                                                                   Compensation
   Name and Principal Position         Year      Salary    Bonus (1)(2)(3)(4)(6)
   Joseph Khoshabe, President          1999     $244,166   $47,561      $11,565
                                       1998     $180,000      -0-       $ 3,161
                                       1997     $180,000      -0-       $ 3,161
                                       1996     $170,000(4)   -0-       $ 3,161
                                       1995     $160,000      -0-       $ 3,161


   Steve Y. Khoshabe,                  1999     $ 86,500      -0-       $ 3,495
   Executive Vice President (5)        1998     $ 50,063      -0-       $ 2,210
                                       1997     $ 46,093      -0-       $ 2,210
                                       1996     $ 40,393      -0-       $ 2,210
   _____________________
   (1) Includes: $1,980 for annual disability premiums; and $9,505 for annual health insurance premiums for Mr. Khoshabe and his dependents.
   (2)  Does not include a $25,000 annual car allowance payable to Mr.
        Joseph Khoshabe.
   (3)  Does not include a $12,000 annual car allowance payable to Steve
        Khoshabe.
   (4) This salary amount was not paid to Mr. Khoshabe. This salary amount is included to satisfy applicable accounting requirements.
   (5) Effective as of June 15, 1998, Mr. Steve Khoshabe's annual base salary was increased to $90,000. Mr. Khoshabe's annual car allowance also was increased effective as of May 1, 1998 from $7,200 to $12,000. These increases are attributable to the increase in Mr. Khoshabe's responsibilities as a consequence of the public offering by the Company.
   (6) Effective as of June 15, 1998, Mr. Joseph Khoshabe's annual base salary was increased from $180,000 to $250,000 in accordance with the terms of his employment agreement.

   Items 11. Security Ownership of Certain Beneficial Owners and
   Management

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

                                                   Number of
        Name and Address of Beneficial Owner         Shares  Percent Owned (1)
        J.K. Trust                                 2,531,842        61.8%
        c/o United Financial Mortgage Corp.
        600 Enterprise Drive
        Suite 206
        Oak Brook, Illinois 60521

        Rocco M. Cappiello                           210,455(2)      5.1%
        30 S. Wacker
        Suite 1310
        Chicago, Illinois 60606
   ______________________
   (1) The computations include the issuance of 322,000 shares of Common Stock upon exercise of various outstanding warrants.

   (2) Mr. Rocco M. Capiello has the right to acquire 195,000 of such shares within sixty (60) days of the effective date (May 26, 1998) of the Company's registration statement, upon exercise of a certain Advisor Warrant.

        The J.K. Trust is the principal shareholder of the Company. Mr. Joseph Khoshabe originally purchased the shares and then had them reregistered in the name of the J.K. Trust for estate planning purposes. Mr. Khoshabe as the trustee of the J.K. Trust is the beneficial owner of 2,531,842 shares of the Common Stock of the Company. In connection with the organization of the Company and its initial capitalization, the J.K. Trust paid a total of $130,070 for 100% of the Company's common stock. Therefore, the J.K. Trust purchased its ownership interest in the Company for $.051 per share.

        The J.K. Trust has agreed with the Underwriter and the Company, with the exception of 100,000 shares which may be sold six (6) months after the effective date of the registration statement described above that it will not sell the remainder of the shares held by it for a period of twelve (12) months after such effective date.

   Item 12. Certain Relationships and Related Transactions.

        The Company's Board of Directors authorized the issuance of 213 shares of Series A Non-Voting Preferred Stock ("Preferred Stock"). The outstanding shares of Preferred Stock were purchased from the Company for total cash consideration of $1,065,000 or $5,000 per share. The 213 shares of Preferred Stock includes 113 shares purchased by the J.K. Trust on June 10, 1996 for a cash payment to the Company of $565,000. The J.K. Trust purchased these shares of Preferred stock as a capital infusion to compensate for the $565,000 judgment that was paid in connection with certain terminated litigation matters.

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

        The J.K. Trust for which Mr. Joseph Khoshabe is the trustee will continue to h old sixty-three (63) shares of Preferred Stock after the redemption described above.

        The Company may pay variable dividends with respect to the Preferred Stock as determined by the Board of Directors of the Company on an annual basis.

        As an affiliate of the Company within the meaning of Rule 144(a)
   (1), the J.K. Trust will be subject to the volume limitations of Rule 144(e) with respect to any sales by it. Generally, the maximum amount of securities which can be sold by a control affiliate during a three-month period pursuant to Rule 144 is limited to the greater of one percent of the outstanding securities of the Company or the average weekly volume traded for the four week period prior to the date of filing the required notification of sale.

                                      SIGNATURES

        In accordance with the Exchange Act, this report has been signed below on July 30, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

   Registrant:    United Financial Mortgage Corp.


                                           By:  /S/ Joseph Khoshabe
                                                Joseph Khoshabe, President,
                                                Principal Executive Officer
                                                and a Director

                                           By:  /S/Steve Y. Khoshabe
                                                Steve Y. Khoshabe, Executive VP
                                                And Principal Accounting Officer

                                           By:  /S/ John A. Clark
                                                John A., Clark, Director

                                           By:  /S/ David B. Mirza
                                                David B. Mirza, Director

                                           By:  /S/ Rocco M. Cappiello
                                                Rocco M. Cappiello, Director

                                           By:  /S/ Robert S. Luce
                                                Robert S. Luce,
                                                Secretary and a Director

                                  PART IV

   Item 13. Exhibits, Financial Statement Schedules, and Reports of Form
   8-K.
         (a)      (1)  Financial Statements.

                  The following financial statements and notes thereto, and the related Independent Auditor's Report, are filed as part of this Form 10-K on Pages 11 to 21 hereof:

                  Independent Auditors' Report
                  Balance Sheets at April 30, 1998 and 1999
                  Statements of Operations for the years ended April 30, 1998 and 1999
                  Statements of Stockholders' Equity for the years ended April 30, 1998 and 1999
                  Statements of Cash Flows for the years ended April 30, 1998 and 1999
                  Notes to Financial Statements
            (2)   Financial Statement Schedules.
                  All financial statement schedules have been omitted because such schedules are not required or the information required has been included in the financial statements and notes thereto.
            (3)   Exhibits
                  The following exhibits are filed with this report or
                  incorporated by reference as set forth       below.
            3.1   Certificate of Incorporation of the Registrant.*
            3.1.1 Certificate of Amendment of Certificate of
                  Incorporation.*
            3.2   By-laws of the Registrant.*
            4.1 Description of specimen stock certificate representing Common Stock.*
           10.1.1 Employment Agreement between the Registrant and
                  Joseph Khoshabe.*
           10.4   Non-Qualified and Incentive Stock Option Plan*
          ___________
          *Incorporated by reference from registrant's Registration Statement on Form SB-2 (No. 333/27037), which was declared effective by the Securities Exchange Commission on May 26, 1998.
             (b)  Reports on Form 8-K
          The following reports on Form 8-K have been filed by the Company during the period covered by this report:

                                 Form 8-K dated 04/29/99
                                 Form 8-K dated 04/15/99
                                 Form 8-K dated 03/29/99
                                 Form 8-K dated 03/19/99
                                 Form 8-K dated 02/05/99
                                 Form 8-K dated 01/28/99
                                 Form 8-K dated 10/22/98
                                 Form 8-K dated 10/13/98
                                 Form 8-K dated 10/02/98
                                 Form 8-K dated 09/23/98
                                 Form 8-K dated 09/03/98
                                 Form 8-K dated 07/24/98
                                 Form 8-K dated 07/10/98