Form 10-K/A
period 1999-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 1999-08-02
CIK 916823

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

        Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.
   Yes  [X]    No  []

        Check if there is no disclosure of delinquent filers in response to Item 405 of Reguluation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
   Form 10-KSB.   [ ]

        State issuer's revenues for its most recent fiscal year..$10,045,228

	The aggregate market value of the voting and non-voting common equity held by non-affiliates is $3.8 million.

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

        Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of this Form 10-KSB (e.g. part I, part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
   (2) any proxy or information statement,; and (3) any prospectus filed pursuant to Rule 424(b) or ( c ) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).


             Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                     EXPLANATORY NOTE

   This ammendment to the annual report on Form 10-KSB for the year ended April 30, 1999 is being filed for the purpose of revising the index to Exhibits in Item 13 part A section 3 in part IV.

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

   Registrant:    UNITED FINANCIAL MORTGAGE CORP.


   Date:
   July 31, 1999            By:    /s/  Joseph Khoshabe
                                        Joseph Khoshabe,President,
                                        Principal Executive Officer,
                                        and a Director

   July 31, 1999           By:    /s/   Steve Khoshabe
                                        Steve Khoshabe,
                                        Executive Vice President and
                                        Principal Accounting Officer

   July 31, 1999            By:    /s/  John A. Clark
                                        John A. Clark, Director


   July 31, 1999            By:    /s/  David B. Mirza
                                        David B. Mirza, Director


   July 31, 1999            By:    /s/  Rocco M. Cappiello
                                        Rocco M. Cappiello, Director


   July 31, 1999            By:    /s/  Robert S. Luce
                                        Robert S. Luce,
                                        Secretary and a director