Form 10QSB
period 1999-07-31
UNITED FINANCIAL MORTGAGE CORP
filed 1999-09-15
CIK 916823

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 31, 1999
                                                          OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 month
      (or for such shorter period that the registrant was Required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days.

      Yes  [ X ]        No  [  ]

      State the Number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                                       Outstanding at
                            Class                      September 14, 1999
                  Common Stock, No Par Value           3,897,529

      Transitional Small Business Disclosure Format (check one)
      Yes [  ]    No  [X]

                      UNITED FINANCIAL MORTGAGE CORP.
                      QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED JULY 31, 1999

                             TABLE OF CONTENTS



                            PAGE NO.
      PART I    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                  Balance Sheets (Unaudited) July 31, 1998 and 1999        3

                  Statement of Operations (Unaudited) - three months
                     ended July 31, 1998 and 1999                          5

                  Statement of Stockholder's Equity (Unaudited) -
                     three months ended July 31, 1998 and 1999             6

                  Statements of Cash Flows (Unaudited) - three
                     months ended July 31, 1998 and 1999                   7

                  Notes to Financial Statements (Unaudited)                8


      Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   14

      Part II   OTHER INFORMATION                                         16

      EXHIBITS                                                            17

      SIGNATURES                                                          18

                      United Financial Mortgage Corp.
                               Balance Sheet
                                (Unaudited)

                                  Three Months Ended       Three Months Ended
                                     July 31, 1998            July  31, 1999
       ASSETS
   Current Assets:
      Cash                        $      4,466,439            $     4,563,533
      Loans Held For Sale               20,027,262                 29,400,674
      Mortgage Loan Investments          1,389,909                  1,198,542
      Accounts Receivable                  130,242                    271,490
      Due From Employees                    18,868                     23,500
      Due from Officers                     67,516                      3,439
      Deferred Tax Asset                     4,169                          0
      U.S. Savings Bonds                     2,000                      2,000
      Notes Receivable                     216,000                    110,000
      Prepaid Expense                       77,408                    229,668
            Total Current Assets        26,399,813                 35,802,846

   Furniture, Fixtures & Equipment
     Cost                                  417,361                    694,218
     Accumulated Depreciation             (212,663)                  (308,775)
     Net Furn, Fix, & Equipment            204,968                    385,443

   Other Assets:
     Servicing Rights                       73,475                    295,695
     Escrow Deposits                         3,377                    196,061
     Security Deposits                      13,740                     17,769
     Deferred Advisor Fees                 195,000                     39,000
     Investment                              5,750                      5,850
     Goodwill Net                                0                    129,139
            Total Other Assets             291,342                    683,514

            Total Assets                26,895,853                 36,871,802


       The accompanying Notes are an integral part of this statement

                      United Financial Mortgage Corp.
                               Balance Sheet
                                (Unaudited)

                                  Three Months Ended       Three Months Ended
                                     July 31, 1998            July  31, 1999

      LIABILITES AND STOCKHOLDERS EQUITY
   Current Liabilities:
      Accounts Payable             $       191,699            $       235,950
      Accrued Expenses                     174,920                    177,675
      Loans Payable                              0                    700,766
      Leases Payable-Short Term                  0                     17,015
      Deferred Income Taxes                      0                    270,599
      Taxes Payable                              0                     46,145
      Escrow Payable                         3,377                    177,972
      Notes Payable - Current           20,242,662                 28,560,371
            Total Current Liabilities   20,612,658                 30,186,494
      Leases Payable-Long Term              23,064                     22,943
            Total Liabilities           20,635,722                 30,209,437

   Stockholders' Equity
      Common Shares, 20,000,000
      Authorized, No Par Value, Shares
      Issued and Outstanding; 3,900,029
      at July 31, 1998 and 3,897,529 at
      July 31, 1999.                     6,536,403                  6,527,278

   Preferred Shares, 5,000,000
      authorized, No Par Value, 63 Series
      A Redeemable Shares Issued And
      Outstanding at July 31, 1998
      and July 31, 1999.                   315,000                    315,000

   Retained Earnings                      (591,272)                  (179,913)

             Total Stockholders Equity   6,260,131                  6,662,365

             Total Liabilities Plus
             Stockholders Equity        26,895,853                 36,871,802


       The accompanying Notes are an integral part of this statement

                      United Financial Mortgage Corp.
                       Condensed Statement of Income
                                (Unaudited)

                                  Three Months Ended       Three Months Ended
                                     July 31, 1998            July  31, 1999
    Revenues:
      Commissions & Fees           $     2,249,771          $      2,430,230
      Interest Income                      369,532                   485,146
      Other Income & Expenses              (18,683)                        0
             Total Revenues              2,600,620                 2,915,376

    Expenses:
      Salaries & Commissions        $    1,546,801          $      1,559,345
      Selling & Administrative             642,364                   730,924
      Depreciation                          12,180                    35,839
      Interest Expense                     324,737                   472,764
      Cost Expense Litigation               62,944                         0
             Total Expenses              2,589,026                 2,798,872

    Income (loss) Before
         Income Taxes                       11,594                   116,505
    Income Tax Provision                     1,500                    47,767
    Net Income (loss) Applicable
         To Common Shareholders             10,094                    68,738

    Basic Net Income (loss)
         Per Common Share                   0.0028                    0.0176
    Diluted Net Income(loss)
         Per Common Share                   0.0026                    0.0166

    Shares used in comp of
         Basic Net Income Per Share      3,606,696                 3,897,529
    Shares used in comp of
         Diluted Net Income Per Share    3,848,696                 4,139,529


       The accompanying Notes are an integral part of this statement

                      United Financial Mortgage Corp.
                     Statement of Stockholders Equity
                     Three Months Ended July 31, 1999
                                (Unaudited)
                                        Common      Retained
                                         Stock      Earnings      Total
      Balance, April 30, 1999          6,529,332    (248,651)   6,280,681

      Retirement of 690 Shares            (2,053)

      Net Income for the Period
         Ended July 31, 1999                          68,738

      Balance, July 31, 1999           6,527,279    (179,913)   6,347,366


       The accompanying Notes are an integral part of this statement

                      United Financial Mortgage Corp.
                          Statement of Cash Flows
                                (Unaudited)

                                       Three Months Ended   Three Months Ended
                                          July 31, 1998       July  31, 1999
   CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income or (Loss)             $       10,094        $      68,738
        Adjustments to Reconcile Net Income
        To Net Cash Provided by Op Activities
           Depreciation                          12,180               32,263
           Changes In:
            Prepaids & Other Current Assets    (119,164)             (18,000)
            Accrued Expenses & Other Cur Liab    (2,553)             128,267
            Accounts Payable                    (15,763)                   0
            Deposits                              2,261             (136,633)
    NET CASH PROVIDED BY OPERATING
         ACTIVITIES                            (112,945)              74,634

    CASH FLOWS FROM INVESTING ACTIVITIES
            Land Sales                          303,250                    0
            Purchase of Fixed Assets            (74,590)             (48,699)
            Goodwill                                  0                3,576
            Investments                               0                 (100)
            Servicing Rights                        811             (109,715)

    NET CASH PROVIDED FROM INVESTING
         ACTIVITIES                             229,471              (154,938)

    CASH FLOWS FROM FINANCING ACTIVITIES
            Notes Receivable                    (74,122)                    0
            Loans Payable                             0               700,766
            Changes in Short-Term Debt            9,135                 4,720
            Changes in Long-Term Debt          (401,936)               (8,608)
            Officer Loans                        (2,643)                    0
            Deferred Advisor Fees                39,000                39,000
            Deferred Offering Expenses          143,425                     0
            Preferred Stock Redeemed           (750,000)                    0
            Common Stock Proceeds - Net       4,153,508                     0
            Mortgage Loans Made              (6,824,748)            3,378,282
            Changes in Bank Line of Credit    6,084,283            (3,815,261)

    CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                           2,375,902               298,900

    INCREASE (DECREASE) IN CASH               2,492,428               218,956
    Cash at Beginning of Period               1,974,011             4,344,937

    Cash at End of Period                     4,466,439             4,563,533

       The accompanying Notes are an integral part of this statement

                      UNITED FINANCIAL MORTGAGE CORP.
                  Notes to Unaudited Financial Statements
                            July 31, 1999
   Interim Financial Data
       The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
   Article 10 of Regulation S-X.

       Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three month period ended July 31, 1999 are not necessarily indicative of the results that might be expected for the year ended April 30, 2000.

   Organization and Business of the Company
       United Financial Mortgage Corp. is an Illinois corporation organized on April 30, 1986 to engage in the residential mortgage banking business. The Company is a licensed mortgage banker in the states of Arkansas, California, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Kentucky, Maryland, Missouri, Nevada, New Mexico, North Carolina, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin. The Company also does business in other states that do not have mortgage banking liscensure statutes, including Idaho, Kansas, Montana, Ohio, Oklahoma, West Virginia, and Wyoming. The Company's Mortgage banking business has principally focused on retail and wholesale Residential mortgage origination activities. The Company is expanding its Mortgage servicing activities by retaining servicing on selected loans that it produces. The Company's principal lines of business are conducted through the Retail Origination Division, the Wholesale Origination Division, the Commercial Division, and the Servicing Division. The Company's Retail and Wholesale Origination business is conducted principally in the states of California, Illinois, Nevada, Missouri, and Florida.

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

                      United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

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

   Commissions and Fees
      Commissions and fees principally consist of premiums received from purchasers of mortgage loans originated by the Company. Gains (losses) from purchasing, selling, investing in or otherwise trading in closed mortgage loans are an immaterial portion of the Company's revenues and are includedin the Statement of Income under the item entitled Revenues: Commissions and Fees.

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

                        United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements
   Income Taxes
      The Company accounts for income taxes using the liability method in accordance with SFAS No. 109., "Accounting for Income Taxes." The liability method provides that deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Earnings (Loss) Per Common Share
      Earnings(loss) per common share is calculated on net income(loss) after the deduction for dividends paid on the Series A Preferred
   Shares.   The number of common shares used in the computation is
   based upon the number of shares outstanding at the end of the period.

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

                        United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

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

   Servicing
        During the recent period ended July 31, 1999, the Company has continued to build a servicing portfolio. As of the balance sheet date, the servicing portfolio was fifteen million, five hundred sixty two thousand, nine hundred fifteen dollars (15,562,915) in residential loans.

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

   Contingencies
        The Company is a defendant in a series of complaints relating to its business activities. The aggregate amount of these claims is approximately $300,000. The Company has aggressively defended its position in these matters and has filed counter-claims in certain of the cases. The Company does not believe the outcome of these lawsuits will have a material impact on its financial statements.

                      United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

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

              Amounts outstanding under the various credit facilities
                      consist of the following:


                                                                July 31, 1999
        $20 million mortgage warehouse credit facility
               at a commercial bank; interest at LIBOR;
               plus 160 basis points; expires 10/28/99           $ 23,171,390

        $25 million mortgage warehouse credit facility
              at a commercial bank; interest at LIBOR
              plus 185 basis points. expires 09/99                  3,872,518

        $15 million mortgage warehouse credit facility
               at a commercial bank; interest at LIBOR
               plus 150 basis points; expires 2/2000                  712,227

        $2.0 million mortgage warehouse credit facility at
               a commercial bank; interest at LIBOR plus
               160 basis points; expires 10/28/99                     804,236

                                  Total                          $ 28,560,371

   Retirement Plan
        The Company has a 401K plan that all eligible employees may participate in. Company contributions to the plan are discretionary.

                      United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

   Lease Commitments
           The Company conducts its operations from leased premises and has several equipment leases as part of standard business practice. The following table reveals the estimated minimum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $80,000, for the nine months ended July 31, 1999.

             Future minimum rental payments for the next five years at July 31, 1999 are as follows:

                            Period Ending July 31,       Operating Leases
                                 2000                       $ 321,967
                                 2001                         276,870
                                 2002                         186,662
                                 2003                          84,449
                                 2004                               0
                                 Total Commitment             869,948

                              United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

   Income Taxes
           The income tax provision consists of the following for the period ended July 31:

                                               1998                1999
             Current:
                Federal                    $  1,000           $  24,872
                State                           500               5,120
                SubTotal                      1,500              29,992

             Deferred:
                Federal                           0              14,740
                SubTotal                          0              17,775

                Total                       $ 1,500           $  47,767

           The components of the deferred tax asset (liability) are as follows for the period ending July 31st:

                                               1998                1999
           Loss Carry-Forward                     0                   0
           Accelerated Depreciation          18,000              25,932
           Deferred Receivables             275,000             (86,678)

           Deferred Tax Asset(Liab)         293,000             (60,746)
           Valuation Allowance             (288,831)           (209,853)
           Net Deferred Tax Asset
             (Liability)                  $   4,169         $  (270,599)

           The effective tax rate for the three month periods ended July 31, 1998 and July 31, 1999: the statutory Federal tax of 34% and state tax rate of 7%.

                             United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

    Series A Preferred Stock
        The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. No dividend was declared for the periods ended July 31, 1998 and 1999.

   Stockholders' Equity
      Warrants
        At July 31, 1999, the Company had total warrants outstanding to purchase 242,000 shares of the Company's Common Stock. The exercise price of the warrants range between $0.50 and $4.505 per share. Warrants for 47,000 shares expire on the fifth anniversary of their issuance. Warrants for 195,000 shares expire on November 15, 1999. In certain circumstances, the warrants have certain _piggy back_ or other registration rights.

        As of November 15, 1995, an advisor to the Company was issued warrants to purchase 195,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. The warrants are exercisable until November 15, 1999 and contain certain registration rights.

        The Company has reserved 242,000 common shares for issuance upon exercise of all warrants.

        In March of 1999, the Company started a stock repurchase program. As of July 31, 1999, the Company has purchased 2,500 shares and has returned to `authorized but not issued' shares.

                             United Financial Mortgage Corp.
                  Notes to Unaudited Financial Statements

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

   The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                      Period ended July 31, 1998
                                        Income           Shares       Per Share
                                      (Numerator)     (Denominator)     Amount

             Basic Earnings Per Share
             Income Available to Common
                  Shareholders           10,094         3,606,696       0.0027

             Effect of Dilutive Securities
                 Options and Warrants                     242,000


             Diluted Earnings Per Share
             Income Available to Common
                 Shareholders            10,094         3,848,696       0.0026


                                      Period ended July 31, 1999
                                        Income           Shares       Per Share
                                      (Numerator)     (Denominator)     Amount

             Basic Earnings Per Share
             Income Available to Common
                  Shareholders           68,738         3,897,529       0.0176

             Effect of Dilutive Securities
                 Options and Warrants                     242,000


             Diluted Earnings Per Share
             Income Available to Common
                 Shareholders            68,738         4,139,529       0.0166

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

      Results of Operations
           Three Months Ended July 31, 1999

         The three months ended July 31, 1999 was a period of significant challenge, but reward for the Company. Despite a rising interest rate environment, loan volume and revenues were at an all time high.

         Commission and fee revenue increased from $2,249,771 for the three months ended July 31, 1998 to $2,430,230 for the three months ended July 31, 1999. This percentage increase of approximately 8% is primarily the result of an increase in the number of loan originations. The increase in loan originations was largely the result of new product offering by the Company.

          Interest income increased from $369,532 for the three months ended July 31, 1998 to $485,146 for the three months ended July 31, 1999. This increase was attributable to the increase in loan originations and higher interest income on invested capital.

         Salary and commissions expenses increased slightly from $1,546,801 for the three months ended July 31, 1998 to $1,559,345 for the three months ended July 31, 1999. The increase was attributed to the number of loan originations in the comparable time periods.

         Selling and administrative expenses increased from $642,364 for the three months ended July 31, 1998 to $730,924 for the three months ended July 31, 1999. This increase reflected the increase in loan volume and incremental expenses associated with this increase. In addition, the continued efforts in infrastructure and technology advancements have added to the increase.

        Depreciation expense increased from $12,180 for the three months ended July 31, 1998 to $35,839 for the three months ended July 31, 1999. This was principally a result of technology investments made during fiscal year 1999. This investment is in line with the Company's strategy of continued technological advancement and infrastructure improvements.

        Interest expense increased from $324,737 for the three months ended July 31, 1998 to $472,764 for the three months ended July 31, 1999. This increase was the result of increased use of warehouse lines of credit to fund the increased loan originations.

         As a consequence of the accounting treatment afforded to certain equity transactions entered into by the Company regarding warrants and other financings, the Company's results of operations include non-cash charges against income in the three months ending July 31,1998 and July 31, 1999, respectfully. This consists of $39,000 recorded as advisory fees in both periods. Without this non-cash charge, net income available to common shareholders would have been $49,000 in the first quarter 1998 and $108,000 in the first quarter 1999.

   Liquidity and Capital Resources
         During the three months ended July 31, 1998 and July 31, 1999, net cash generated(used) by operating activities was ($112,945) and $74,634, respectively. Net cash generated by operating activities increased from the first three months of 1998 versus the first three months of 1999.

         Net cash generated(used) by investing activities changed from 229,471 for the three months ended July 31, 1998 to ($154,938) for the three months ended July 31, 1999. The change from 1998 to 1999 was largely attributable to the sale of two foreclosed properties in 1998. This was partially offset by investments in fixed assets and the increase in retaining servicing rights on certain closed loans during the period in 1999.

         Cash flow from financing activities for the first quarter 1998 and first quarter 1999 was $2,375,902 and 298,900, respectively.
   This change resulted largely from the net proceeds of a public offering which occurred in early fiscal year 1999. Net proceeds from the public offering totaled $4,146,437.

         Therefore, the net cash flow from operating, financing, and investing activities was $2,492,428 for the first quarter 1998 and $218,596 for the first quarter 1999.

         Capital expenditures for the quarter ended July 31, 1999 were approximately $50,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. These capital expenditures include a new loan tracking system and continue with the strategy of using technology as a competitive advantage. The Company believes it will continue to make investments in technology in the near future to enhance and maintain its product and service offerings.

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

         During the first quarter fiscal year 2000, the Company has continued to pursue its strategy of servicing mortgage loans. In order to engage in this business, the Company has retained the servicing rights on the loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available to the Company. The Company has employed capital to finance the retention of servicing rights. This capital principally would have been expended to pay the costs associated with loan origination, such as loan officer compensation and miscellaneous overhead expenses. However, the retention of servicing rights is expected to create an asset on the Company's balance sheet and create future cash flow streams.

   Industry Trends
         The growth in volume that the mortgage industry has seen over the past few years has resulted from a general downward trend in interest rates. The Company believes that mortgage volume may tend to decrease on a relative basis in higher interest environments. Higher interest rates generally result in smaller mortgage companies leaving the market resulting in potentially larger market shares for continuing mortgage bankers. This trend has occurred as interest rates have increased.

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

      PART II - OTHER INFORMATION


      ITEM

      1. Legal Proceedings - Item 3. Entitle "Legal Proceedings" is incorporated Herein(by Reference from the Company's Annual Report On Form 10-KSB as Filed with United State Securities Exchange Commission on July 31,1999

      2.     Changes in Securities - None
             (a)       None
             (b)       None
             (c)       None
             (d)       None


      3.     Defaults upon Senior Securities - None

      4.     Submission of Matters to a vote of Security Holders- None

      5.     Other Information - None


      6.     Exhibits and Reports on Form 8-K
             (a)       Exhibit (see exhibit list)
             (b) Reports on Form 8-K - (1) The Company filed current reports on Form 8-K on June 02, 1999, July 01, 1999 and July 13, 1999.

      ITEM 6(a) EXHIBIT LIST

                                   DESCRIPTION


      27   Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               United Financial Mortgage Corp.


      September 14, 1999              By:  /s/  Joseph Khoshabe
                                                Joseph Khoshabe
                                                Chairman and Chief Executive
                                                Officer

      September 14, 1999              By:  /s/  Steve Khoshabe
                                                Steve Khoshabe
                                                Chief Financial Officer

      September 14, 1999              By:  /s/  Robert S. Luce
                                                Robert S. Luce
                                                Secretary