Form 10QSB
period 1999-10-31
UNITED FINANCIAL MORTGAGE CORP
filed 1999-12-16
CIK 916823

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 1999
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

      Yes  [ X ]        No  [  ]

      State the Number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                               Outstanding at
                 Class                         October 31, 1999
          Common Stock, No Par Value           3,895,529

      Transitional Small Business Disclosure Format (check one)
      Yes [  ]    No  [X]

                         UNITED FINANCIAL MORTGAGE CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                         QUARTER ENDED OCTOBER 31, 1999

                                TABLE OF CONTENTS

   PAGE NO.
      PART I    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets (Unaudited) October 31, 1998 and 1999    3

                Statement of Operations (Unaudited) - six months        5
                ended October 31, 1998 and 1999

                Statement of Stockholder's Equity (Unaudited) - six
                months ended October 31, 1998 and 1999                  6

                Statements of Cash Flows (Unaudited) - six months       7
                ended October 31, 1998 and 1999

                Notes to Financial Statements (Unaudited)               8


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    15

      Part II   OTHER INFORMATION                                      18

      EXHIBITS                                                         19

      SIGNATURES                                                       20

                         United Financial Mortgage Corp.
                                  Balance Sheet
                                   (Unaudited)


                                      Six Months Ended       Six Months Ended
                                      October 31, 1998       October 31, 1999
           ASSETS
      Current Assets:
        Cash                        $      4,376,970           $    4,640,467
        Loans Held For Sale               28,407,731               27,514,645
        Mortgage Loan Investments            994,004                  944,438
        Accounts Receivable                  156,766                  222,308
        Due From Employees                    30,318                   42,700
        Due from Officers                     67,516                    2,439
        Deferred Tax Asset                         0                        0
        U.S. Savings Bonds                     2,000                    2,000
        Notes Receivable                     225,200                  100,000
        Prepaid Expense                      106,374                  121,212
            Total Current Assets          34,366,879               33,590,208

      Furniture, Fixtures & Equipment
        Cost                                 533,740                  709,482
        Accumulated Depreciation            (226,043)                (338,775)
        Net Furn, Fix, & Equipment           307,697                  370,707

      Other Assets:
        Servicing Rights                      69,040                  269,250
        Escrow Deposits                        5,750                  197,984
        Security Deposits                     20,678                   24,410
        Deferred Advisor Fees                156,000                        0
        Investment                             5,750                    5,850
        Goodwill Net                          75,120                  120,987
           Total Other Assets                332,338                  618,481

           Total Assets                   35,006,914               34,579,396

           The accompanying Notes are an integral part of this statement
  </Table)

                         United Financial Mortgage Corp.
                                  Balance Sheet
                                   (Unaudited)


                                      Six Months Ended       Six Months Ended
                                      October 31, 1998       October 31, 1999

      LIABILITES AND STOCKHOLDERS EQUITY
      Current Liabilities:
        Accounts Payable            $        215,721           $      189,071
        Accrued Expenses                      82,025                  137,675
        Loans Payable                              0                  616,970
        Leases Payable-Short Term             15,929                    9,858
        Accrued Income Taxes                       0                   42,960
        Deferred Income Taxes                 34,789                  113,623
        Taxes Payable                              0                        0
        Escrow Payable                        20,579                   82,722
        Notes Payable - Current           28,282,843               26,614,657
           Total Current Liabilities      28,651,886               27,807,537
        Leases Payable-Long Term              29,227                   18,967
                Total Liabilities         28,681,113               27,826,504

      Stockholders' Equity
        Common Shares, 20,000,000
        Authorized, No Par Value,
        Shares Issued and Outstanding;
        3,900,029 at July 31, 1998
        and 3,897,529 at July 31, 1999.    6,536,403                6,521,625

      Preferred Shares, 5,000,000
        authorized, No Par Value, 63
        Series A Redeemable Shares
        Issued And Outstanding at
        July 31, 1998 and July 31, 1998.     315,000                  315,000

      Retained Earnings                     (525,602)                 (83,733)

           Total Stockholders Equity       6,325,801                6,752,892

           Total Liabilities Plus
           Stockholders Equity            35,006,914               34,579,396

            The accompanying Notes are an integral part of this statement

  </Table)

                         United Financial Mortgage Corp.
                          Condensed Statement of Income
                                   (Unaudited)

                            Three Months   Six Months  Three Months  Six Months
                                Ended        Ended        Ended        Ended
                            Oct 31, 1998  Oct 31, 1998 Oct 31, 1999 Oct 31, 1999
     Revenues:
        Commissions & Fees  $ 2,346,833   $  4,596,604 $  2,460,136 $ 4,890,367
        Interest Income         346,793        716,938      432,051     917,197
        Other Income & Expenses       0        (18,683)      (3,395)     (3,395)
           Total Revenues     2,693,626      5,294,859    2,888,793   5,804,169

      Expenses:
        Salaries & Comm.    $ 1,438,385   $  2,983,747    1,717,511   3,276,856
        Selling & Admin         815,290      1,458,214      762,960   1,493,884
        Depreciation             13,379         25,559       38,152      73,991
        Interest Expense        392,201        716,938      432,586     905,350
        Litigation Expense      (62,944)             0            0           0
            Total Expenses    2,596,311      5,184,458    2,951,209   5,750,080

      Income (loss) Before
         Income Taxes            97,315        110,401      (62,416)     54,088
      Income Tax Provision       33,289         34,789     (158,597)   (110,831)
      Net Income Applicable
         To Common Shareholders  64,026         75,612       96,181     164,919

      Basic Net Income
         Per Common Share        0.0164         0.0201       0.0247      0.0423
      Diluted Net Income
         Per Common Share        0.0155         0.0189       0.0232      0.0399

      Shares used in computation of
         Basic Net Income
         Per Share            3,900,029      3,757,807    3,895,529   3,895,529
      Shares used in computation of
         Diluted Net Income
         Per Share            4,142,029      3,999,807    4,137,529   4,137,529

              The accompanying Notes are an integral part of this statement
  </Table)

                         United Financial Mortgage Corp.
                        Statement of Stockholders Equity
                       Three Months Ended July 31, 1999
                                   (Unaudited)


                                       Common        Retained
                                        Stock        Earnings        Total

      Balance, April 30, 1999         6,529,332     (248,651)      6,280,681

      Retirement of 690 Shares           (2,053)

      Net Income for the Period
         Ended July 31, 1999                          68,738

      Balance, July 31, 1999          6,527,279     (179,913)      6,347,366

      Retirement of 2000 Shares          (5,654)

      Net Income for the Period
         Ended October 31, 1999                       96,181

      Balance, October 31, 1999       6,521,625      (83,732)      6,437,893

            The accompanying Notes are an integral part of this statement
  </Table)

                         United Financial Mortgage Corp.
                             Statement of Cash Flows
                                   (Unaudited)

                                            Six Months Ended    Six Months Ended
                                              Oct 31, 1998        Oct 31, 1999
   CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income or                             $   75,612        $   164,919
        Adjustment to Reconcile Net Income
        To Net Cash Provided by Op Activities
           Depreciation                               25,559             62,263
           Changes In:
             Prepaids & Other Current Assets        (181,783)           131,438
             Accrued Expenses & Other
             Current Liabilities                     (42,456)          (167,145)
             Accounts Payable                          8,259            (46,881)
             Deposits                                (21,879)          (145,198)
      NET CASH PROVIDED BY OPERATING
           ACTIVITIES                               (136,688)              (604)

      CASH FLOWS FROM INVESTING ACTIVITIES
             Land Sales                              303,250                  0
             Purchase of Fixed Assets               (190,969)           (63,963)
             Goodwill                                (60,291)            11,728
             Investments                                   0               (100)
             Servicing Rights                          5,246            (83,270)

      NET CASH PROVIDED FROM INVESTING
           ACTIVITIES                                 57,236           (135,605)

      CASH FLOWS FROM FINANCING ACTIVITIES
            Notes Receivable                         (84,322)                 0
            Notes Payable                                  0            616,970
            Changes in Short-Term Debt              (395,773)            (2,437)
            Changes in Long-Term Debt                 15,929            (12,584)
            Officers Loans                            (2,643)                 0
            Deferred Advisor Fees                     78,000             78,000
            Deferred Offering Expenses               143,425                  0
            Preferred Stock Redeemed                (750,000)                 0
            Common Stock Redeemed                          0             (7,707)
            Common Stock Proceeds - Net            4,153,508                  0
            Mortgage Loans Made                  (14,809,312)         5,520,471
            Changes in Bank Line of Credit        14,133,599         (5,750,975)

      CASH PROVIDED (USED) BY FINANCING
           ACTIVITIES                              2,482,411            431,739

      INCREASE (DECREASE) IN CASH                  2,402,959            295,529
      Cash at Beginning of Period                  1,974,011          4,344,937

      Cash at End of Period                        4,376,970          4,640,466

            The accompanying Notes are an integral part of this statement
  </Table)

                         UNITED FINANCIAL MORTGAGE CORP.
                          Notes to Financial Statements

                                October 31, 1999
                                   (Unaudited)

   Interim Financial Data
       The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
   Article 10 of Regulation S-X.

       Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual
   Report on Form 10-KSB for the fiscal year ended April 30, 1999. In the opinion of management, all adjustments(consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the six month period ended October 31, 1999 are not necessarily indicative of the results that might be expected for the year ended April 30, 2000.

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

   Concentration of Credit Risk
      Credit risk with respect to mortgage loan receivables and accounts receivable generally is diversified due to the large number of customers and the timely sale of the loans to investors, generally within one (1) month. The Company performs extensive credit investigation and verification procedures on loan applicants before loans are approved and funds disbursed.
   In addition, each loan is secured by the underlying real estate property.
   As a result, the Company has not deemed it necessary to provide reserves for the ultimate realization of the mortgage loan receivables.

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

   Earnings (Loss) Per Common Share
      Earnings(loss) per common share are calculated on net income(loss)
   After the deduction for dividends paid on the Series A Preferred
   Shares. The number of common shares used in the computation is based upon the number of shares outstanding at the end of the period.

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

            Amounts outstanding under the various credit facilities
                         consist of the following:
                                                                  Oct 31, 1999
       $20 million mortgage warehouse credit facility
             at a commercial bank; interest at LIBOR;
             plus 160 basis points; expires 01/28/00              $ 20,069,585

       $25 million mortgage warehouse credit facility
             at a commercial bank; interest at LIBOR
             plus 185 basis points. expires 09/00                      336,096


       $15 million mortgage warehouse credit facility
              at a commercial bank; interest at LIBOR
              plus 150 basis points; expires 2/2000                  4,694,587

       $2.0 million mortgage warehouse credit facility at
              a commercial bank; interest at LIBOR plus
              160 basis points; expires 01/28/00                     1,620,236

                          Total                                   $ 26,720,505

                         United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

   Retirement Plan
        The Company has a 401K plan covering all eligible employees.
   Company contributions to the plan are discretionary.

   Lease Commitments
        The Company conducts its operations from leased premises and has several equipment leases as part of standard business practice. The following table reveals the estimated minimum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $160,000, for the six months ended October 31, 1999.

           Future minimum rental payments for the next five years at October 31, 1999 are as follows:

                          Period Ending Oct 31,       Operating Leases
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

                               United Financial Mortgage Corp.
                       Notes to Unaudited Financial Statements

      Income Taxes
           The income tax provision consists of the following for the period ended Oct 31:

                                             1998                1999
                Current:
                     Federal             $      0          $    35,625
                     State                      0                7,335
                     SubTotal                   0               42,960

                Deferred:
                     Federal               23,193             (127,534)
                     State                 11,596              (26,256)
                     SubTotal              34,789             (153,790)

                Total                      34,789             (110,831)

           The components of the deferred tax asset (liability) are as follows for the period ending October 31st:

                                             1998                 1999
           Loss Carry-Forward                   0                    0
           Accelerated Depreciation       (10,626)              31,625
           Deferred Receivables          (478,747)            (168,988)

           Deferred Tax Asset(Liab)      (489,373)            (137,363)
           Valuation Allowance            136,491               23,740
           Net Deferred Tax Asset
             (Liability)             $   (352,882)         $  (113,623)

           The effective tax rates for the six month period ended
           October 31, 1998 and October 31, 1999 are the statutory Federal tax of 34% and state tax rate of 7%.

                          United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

    Series A Preferred Stock
        The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. No dividend was declared for the periods ended October 31, 1998 and 1999.

   Stockholders' Equity
      Warrants
        At October 31, 1999, the Company had total warrants outstanding to purchase 242,000 shares of the Company's Common Stock. The exercise price of the warrants range between $0.50 and $4.505 per share. Warrants for 47,000 shares expire on the fifth anniversary of their issuance. Warrants for 195,000 shares expire on November 15, 2000. In certain circumstances, the warrants have certain "piggy back" or other registration rights.

        As of November 15, 1999, an advisor to the Company was issued warrants to purchase 195,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. The warrants are exercisable until November 15, 2000 and contain certain registration rights.

        The Company has reserved 242,000 common shares for issuance upon exercise of all warrants.

        In March of 1999, the Company implemented a stock repurchase program. As of October 31, 1999, the Company has purchased 4,500 shares and has returned such shares to `authorized but not issued' shares.

   Servicing
        During the recent period ended October 31, 1999, the Company has continued to build its servicing portfolio. As of the balance sheet date, the servicing portfolio was fourteen million, one hundred seventy one thousand, thirty six dollars (14,171,036) in residential loans.

   Stock Option Plan
        In December, 1993 the Company adopted the Non-Qualified and
   Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for options under the plan is the fair market value of the Common
   Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options may be exercisable immediately, after a period of time or in installments, and expire on the tenth anniversary of the grant. The plan will terminate in December, 2003.

                          United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

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

   Basis of Presentation
        Earnings per share is presented in accordance with the provision of the Statement of Financial Accounting Standards No. 128, "Earnings Per
   Share" (SFAS 128), which requires the presentation of "basic" and "diluted" earnings per share. Basic earnings per share is based on the weighted average shares outstanding without regard for common stock equivalents, such as stock options and warrants. Diluted earnings per share includes the effect of common stock equivalents.

   The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                      Period ended October 31, 1998
                                         Income       Shares        Per Share
                                       (Numerator) (Denominator)      Amount

             Basic Earnings Per Share
             Income Available to Common
                  Shareholders             75,612     3,757,807       0.0201

             Effect of Dilutive Securities              242,000

             Diluted Earnings Per Share
             Income Available to Common
                 Shareholders              75,612     3,999,807       0.0189


                                      Period Ended October 31, 1999
                                         Income       Shares        Per Share
                                       (Numerator) (Denominator)      Amount

             Basic Earnings Per Share
             Income Available to Common
                  Shareholders            164,919     3,895,529       0.0423

             Effect of Dilutive Securities              242,000

             Diluted Earnings Per Share
             Income Available to Common
                 Shareholders             164,919     4,137,529       0.0399

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

         The Company, founded in 1986, operates as a full-service mortgage banking company principally engaged in the origination and sale of first mortgage loans secured by residential real estate. On a limited scale, the Company also originates commercial loans; and services residential mortgage loans.

      Results of Operations
           Six Months Ended October 31, 1999

         The six month period ended October 31, 1999 was a period of significant challenge, and reward for the Company. Despite the fact that interest rates increased, loan volume and revenues were higher due to prior key strategic initiatives that prepared the Company for interest rate increases.

         Commission and fee revenue increased from $4,596,604 for the six months ended October 31, 1998 to $4,890,367 for the six months ended October 31, 1999. This percentage increase of approximately 6.4% primarily is the result of an increase in the number of loan originations.
   The increase in loan originations was largely the result of product offerings that met consumer demands.

          Interest income increased from $716,938 for the six months ended October 31, 1998 to $917,197 for the six months ended
   October 31, 1999. This increase was attributable to the increase in loan originations and higher interest income on invested capital.

         Salary and commission expense increased from $2,983,747 for the six months ended October 31, 1998 to $3,276,856 for the six months ended October 31, 1999. The increase was attributed to two main factors:
   the increased number of loan originations in the comparable time periods and continued investment in the expansion of the Company's sales organization.

         Selling and administrative expenses increased from $1,458,214 for the six months ended October 31, 1998 to $1,493,884 for the six months ended October 31, 1999. This increase reflected the increase in loan volume and incremental expenses associated with this increase.
   In addition, the continued efforts to improve infrastructure and technology advancements have added to the increase.

        Depreciation and amortization expense increased from $25,559 for the six months ended October 31, 1998 to $73,991 for the six months ended
   October 31, 1999. This principally resulted from technology investments made during fiscal year 1999. This investment is in line with the Company's strategy of technological advancement and infrastructure improvements.

        Interest expense increased from $716,938 for the six months ended October 31, 1998 to $905,350 for the six months ended October 31, 1999. This increase was the result of increased use of warehouse lines of credit to fund the increased loan originations.

         As a consequence of the accounting treatment afforded to certain equity transactions entered into by the Company regarding warrants and other financings, the Company's results of operations include non-cash charges against income in the six months ending October 31,1998 and October 31, 1999, respectfully. This consists of $78,000 recorded as advisory fees in both six month periods. Without this non-cash charge, net income available to common shareholders would have been $153,612 in the first six months 1998 and $242,919 in the first six months 1999.

   Liquidity and Capital Resources
         During the six months ended October 31, 1998 and October 31,
   1999, net cash generated(used) by operating activities was ($136,688) and ($604), respectively. Net cash generated by operating activities increased from the first six months of 1998 to the first six months of 1999 despite increased expenses associated with being a public company and infrastructure growth.

         Net cash generated(used) by investing activities changed from 57,236 for the six months ended October 31, 1998 to ($135,605) for the six months ended October 31, 1999. The change from 1998 to 1999 largely was attributable to the sale of two foreclosed properties in 1998.
   This was partially offset by investments in fixed assets and the increase in retaining servicing rights on certain closed loans during the same period in 1999.

         Cash flow from financing activities for the first six months of 1998 and first six months of 1999 was $2,482,411 and 431,739, respectively.
   This change resulted largely from the net proceeds of a public offering which occurred in early fiscal year 1999.

         The net cash flow from operating, financing, and investing activities was $2,402,959 for the first six months 1998 and $295,529 for the first six months 1999.

         Capital expenditures for the six months ended October 31, 1999 were approximately $60,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. These capital expenditures include the purchase of a new loan tracking system that coincides with the strategy of using technology as a competitive advantage. The Company believes it will continue to make investments in technology in the near future to enhance and maintain its product and service offerings.

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

         During the first six months of fiscal year 2000, the Company has continued to pursue its strategy of servicing mortgage loans. In order to engage in this business, the Company has retained the servicing rights on the loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available to the Company. The Company has employed capital to finance the retention of servicing rights. This capital principally has been expended to pay the costs associated with loan origination, such as loan officer compensation and miscellaneous overhead expenses. However, the retention of servicing rights is expected to create an asset on the Company's balance sheet and create future cash flow streams.

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

           The Company's business base is concentrated principally in the Midwest and Western United States. As such, the Company may be subject to the effects of economic conditions and real estate markets specific to such locales.

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

      PART II - OTHER INFORMATION

      ITEM

     1.  Legal Proceedings - Item 3. Entitle "Legal Proceedings" is
                             incorporated herein(by Reference from the
                             Company's Annual Report on Form 10-KSB as
                             Filed with United State Securities
                             Exchange Commission on October 31,1999

     2.   Changes in Securities - None
          (a)       None
          (b)       None
          (c)       None
          (d)       None


     3.   Defaults upon Senior Securities - None

     4.   Submission of Matters to a vote of Security Holders

          On August 25, 1999, the Company held its annual meeting of shareholders. Shareholder's voted to elect the proposed slate of directors; approve the appointment of the Company's independent auditors; and approve an amendment to the Stock Option Plan to authorize the grant of options to non-employee directors.

     5.   Other Information - None

     6.   Exhibits and Reports on Form 8-K
          (a)       Exhibit (see exhibit list)
          (b) Reports on Form 8-K - (1) The Company filed current reports on Form 8-K on August 26, 1999, August 30, 1999 and September 21, 1999.

      ITEM 6(a) EXHIBIT LIST

                                   DESCRIPTION


      27   Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               United Financial Mortgage Corp.


     December 15, 1999                 By:     /s/ Joseph Khoshabe
                                               Joseph Khoshabe
                                               Chairman and Chief Executive
                                               Officer

     December 15, 1999                 By:     /s/ Steve Khoshabe
                                               Steve Khoshabe
                                               Chief Financial Officer

     December 15, 1999                 By:     /s/ Robert S. Luce
                                               Robert S. Luce
                                               Secretary

