Form 10QSB
period 2000-01-31
UNITED FINANCIAL MORTGAGE CORP
filed 2000-03-17
CIK 916823

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended January 31, 2000
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

      Yes  [ X ]        No  [  ]

      State the Number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                               Outstanding at
                 Class                         January 31, 2000
          Common Stock, No Par Value           3,895,329

      Transitional Small Business Disclosure Format (check one)
      Yes [  ]    No  [X]

                         UNITED FINANCIAL MORTGAGE CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                         QUARTER ENDED JANUARY 31, 2000

                                TABLE OF CONTENTS

   PAGE NO.
      PART I    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets (Unaudited) January 31, 1999 and 2000    3

                Statement of Operations (Unaudited) - nine months
                ended January 31, 1999 and 2000                         5

                Statement of Stockholder's Equity (Unaudited) - nine
                months ended January 31, 1999 and 2000                  6

                Statements of Cash Flows (Unaudited) - nine months
                ended January 31, 1999 and 2000                         7

                Notes to Financial Statements (Unaudited)               8


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    15

      Part II   OTHER INFORMATION                                      18

      EXHIBITS                                                         19

      SIGNATURES                                                       20

                         United Financial Mortgage Corp.
                                  Balance Sheet
                                   (Unaudited)


                                      Nine Months Ended       Nine Months Ended
                                        Jan 31, 1999             Jan  31, 2000
           ASSETS
      Current Assets:
        Cash                        $      4,566,202           $    4,192,525
        Loans Held For Sale               36,974,846               12,925,821
        Mortgage Loan Investments            680,629                  922,865
        Accounts Receivable                   64,775                  177,934
        Due From Employees                         0                   25,700
        Due from Officers                     28,725                        0
        Deferred Tax Asset                         0                  153,907
        U.S. Savings Bonds                     2,000                    2,000
        Notes Receivable                     247,944                  100,000
        Prepaid Expense                      149,412                   82,490
            Total Current Assets          42,714,533               18,583,243

      Furniture, Fixtures & Equipment
        Cost                                 674,417                  716,280
        Accumulated Depreciation            (242,018)                (368,775)
        Net Furn, Fix, & Equipment           432,399                  347,505

      Other Assets:
        Servicing Rights                     121,288                  327,523
        Escrow Deposits                       15,843                    8,223
        Security Deposits                     54,724                   20,729
        Deferred Advisor Fees                117,000                        0
        Investment                             5,750                  105,850
        Goodwill Net                               0                  112,835
           Total Other Assets                314,605                  575,160

           Total Assets                   43,461,537               19,505,908

           The accompanying Notes are an integral part of this statement
  </Table)

                         United Financial Mortgage Corp.
                                  Balance Sheet
                                   (Unaudited)


                                      Nine Months Ended       Nine Months Ended
                                         Jan 31, 1999            Jan 31, 2000

      LIABILITES AND STOCKHOLDERS EQUITY
      Current Liabilities:
        Accounts Payable            $        181,598           $      195,596
        Accrued Expenses                      15,203                  137,675
        Leases Payable-Short Term             15,843                   10,404
        Deferred Income Taxes                 56,977                        0
        Taxes Payable                          7,085                        0
        Escrow Payable                        17,443                    8,223
        Notes Payable - Current           36,323,024               12,654,986
           Total Current Liabilities      36,617,173               13,006,986
        Leases Payable-Long Term              31,755                   16,210
                Total Liabilities         36,648,928               13,023,094

      Stockholders' Equity
        Common Shares, 20,000,000
        Authorized, No Par Value,
        Shares Issued and Outstanding;
        3,900,029 at July 31, 1998
        and 3,897,529 at July 31, 1999.    6,536,403                6,521,030

      Preferred Shares, 5,000,000
        authorized, No Par Value, 63
        Series A Redeemable Shares
        Issued And Outstanding at
        July 31, 1998 and July 31, 1998.     315,000                  315,000

      Retained Earnings                      (38,974)                (353,216)

           Total Stockholders Equity       6,812,429                6,482,814

           Total Liabilities Plus
           Stockholders Equity            43,461,357               19,505,908

            The accompanying Notes are an integral part of this statement

  </Table)

                         United Financial Mortgage Corp.
                          Condensed Statement of Income
                                   (Unaudited)

                            Three Months   Nine Months  Three Months  Nine Months
                                Ended        Ended        Ended        Ended
                            Jan 31, 1999  Jan 31, 1999 Jan 31, 2000 Jan 31, 2000
     Revenues:
        Commissions & Fees  $ 2,451,513   $  7,048,117 $  2,080,633 $ 6,971,000
        Interest Income         421,105      1,138,043      326,071   1,243,268
        Other Income & Expenses       0        (18,683)     (11,329)    (14,724)
           Total Revenues     2,872,618      8,167,477    2,395,374   8,199,543

      Expenses:
        Salaries & Comm.    $ 1,219,225   $  4,202,972    1,489,936   4,766,792
        Selling & Admin         868,195      2,326,409    1,148,956   2,642,840
        Depreciation             15,975         41,534       38,152     112,143
        Interest Expense        214,350        931,288      285,049   1,190,399
            Total Expenses    2,317,745      7,502,203    2,962,093   8,712,174

      Income (loss) Before
         Income Taxes           554,873        665,274     (566,719)   (512,631)
      Income Tax Provision       29,273         64,062     (297,087)   (407,917)
      Net Income (Loss)         525,600        601,212     (269,632)   (104,713)
      Less: Dividends Paid on
         Preferred Stock         38,791         38,791            0            0
      Net Income Applicable
         To Common Shareholders 486,809        562,421     (269,632)   (104,713)

      Basic Net Income
         Per Common Share        0.1248         0.1478      (0.0692)    (0.0269)
      Diluted Net Income
         Per Common Share        0.1175         0.1390      (0.0652)    (0.0253)

      Shares used in computation of
         Basic Net Income
         Per Share            3,900,029      3,805,214    3,895,329    3,895,329
      Shares used in computation of
         Diluted Net Income
         Per Share            4,142,029      4,047,214    4,137,329    4,137,329

              The accompanying Notes are an integral part of this statement
  </Table)

                         United Financial Mortgage Corp.
                        Statement of Stockholders Equity
                       Nine Months Ended Jan 31, 2000
                                   (Unaudited)


                                       Common        Retained
                                        Stock        Earnings        Total

      Balance, April 30, 1999         6,529,332     (248,651)      6,280,681

      Retirement of 690 Shares           (2,053)

      Net Income for the Period
         Ended July 31, 1999                          68,738

      Balance, July 31, 1999          6,527,279     (179,913)      6,347,366

      Retirement of 2000 Shares          (5,654)

      Net Income for the Period
         Ended October 31, 1999                       96,329

      Retirement of 200 Shares             (595)

      Net Income for the Period
         Ended Janaury 31, 2000                     (269,632)

      Balance, January 31, 2000       6,521,030     (353,216)      6,167,814

            The accompanying Notes are an integral part of this statement
  </Table)

                         United Financial Mortgage Corp.
                             Statement of Cash Flows
                                   (Unaudited)

                                            Nine Months Ended   Nine Months Ended
                                              Jan 31, 1999        Jan 31, 2000
   CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income or                             $  601,212        $  (104,713)
        Adjustment to Reconcile Net Income
        To Net Cash Provided by Op Activities
           Depreciation                               41,534             92,263
           Changes In:
             Prepaids & Other Current Assets         (66,516)            80,065
             Accrued Expenses & Other
             Current Liabilities                     (67,298)          (398,227)
             Accounts Payable                        (25,864)           (40,356)
             Deposits                                (51,189)            48,244
      NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                431,879           (322,724)

      CASH FLOWS FROM INVESTING ACTIVITIES
             Land Sales                              303,250                  0
             Purchase of Fixed Assets               (331,646)           (70,761)
             Goodwill                                      0             19,880
             Investments                                   0           (100,100)
             Servicing Rights                        (47,002)          (141,543)

      NET CASH PROVIDED FROM INVESTING
           ACTIVITIES                                (75,398)           (292,524)

      CASH FLOWS FROM FINANCING ACTIVITIES
            Notes Receivable                        (107,066)                 0
            Changes in Short-Term Debt                     0             (1,891)
            Changes in Long-Term Debt               (393,245)           (15,341)
            Officers Loans                           (38,640)                 0
            Deferred Advisor Fees                    117,000             78,000
            Deferred Offering Expenses               143,425                  0
            Preferred Stock Redeemed                (750,000)                 0
            Common Stock Redeemed                          0             (8,302)
            Common Stock Proceeds - Net            4,153,508                  0
            Mortgage Loans Made                  (23,063,052)        20,130,868
            Changes in Bank Line of Credit        22,173,780        (19,720,497)

      CASH PROVIDED (USED) BY FINANCING
           ACTIVITIES                              2,235,710            462,837

      INCREASE (DECREASE) IN CASH                  2,592,191           (152,412)
      Cash at Beginning of Period                  1,974,011          4,344,937

      Cash at End of Period                        4,566,202          4,192,525

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

       Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual
   Report on Form 10-KSB for the fiscal year ended April 30, 1999. In the opinion of management, all adjustments(consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the nine month period ended January 31, 2000 are not necessarily indicative of the results that might be expected for the year ended April 30, 2000.

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

                         United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

   Notes Payable
        The Company has mortgage warehouse credit facilities aggregating
   $47 million with several commercial banks and other financial
   institutions.   These credit facilities are used to fund approved
   mortgage loans and are collateralized by mortgage loans.  The Company is not required to maintain compensating balances.

            Amounts outstanding under the various credit facilities
                         consist of the following:
                                                                  Jan 31, 2000
       $20 million mortgage warehouse credit facility
             at a commercial bank; interest at LIBOR;
             plus 160 basis points; expires 09/28/00              $  6,058,372

       $25 million mortgage warehouse credit facility
             at a commercial bank; interest at commercial
             paper rate; plus 150 basis points. expires 09/00        4,737,518

       $2.0 million mortgage warehouse credit facility at
              a commercial bank; interest at LIBOR plus
              160 basis points; expires 09/28/00                     1,620,236

                          Total                                   $ 12,416,126

                         United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

   Retirement Plan
        The Company has a 401K plan covering all eligible employees.
   Company contributions to the plan are discretionary.

   Lease Commitments
        The Company conducts its operations from leased premises and has several equipment leases as part of standard business practice. The following table reveals the estimated minimum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $240,000, for the nine months ended January 31, 2000.

           Future minimum rental payments for the next five years at January 31, 2000 are as follows:

                          Period Ending Jan 31,       Operating Leases
                               2000                          $ 321,967
                               2001                            276,870
                               2002                            246,662
                               2003                            144,449
                               2004                                  0
                               Total Commitment                989,948

                               United Financial Mortgage Corp.
                       Notes to Unaudited Financial Statements

      Income Taxes
           The income tax provision consists of the following for the period ended Jan 31:

                                             1999                2000
                Current:
                     Federal             $  4,724          $   (61,769)
                     State                  2,361              (12,717)
                     SubTotal               7,085              (74,486)

                Deferred:
                     Federal               23,193              (65,903)
                     State                 11,596              (13,568)
                     SubTotal              34,789              (79,471)

                Total                      34,789             (153,957)

           The components of the deferred tax asset (liability) are as follows for the period ending January 31st:

                                             1999                 2000
           Loss Carry-Forward              (5,775)                   0
           Accelerated Depreciation       (14,525)              63,250
           Deferred Receivables          (244,024)            (327,523)

           Deferred Tax Asset(Liab)      (264,324)             193,833
           Valuation Allowance            207,347              (40,926)
           Net Deferred Tax Asset
             (Liability)             $    (56,977)         $   153,907

           The effective tax rates for the nine month period ended
           January 31, 1999 and January 31, 2000 are the statutory Federal tax of 34% and state tax rate of 7%.

                          United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

    Series A Preferred Stock
        The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. No dividend was declared for the periods ended January 31, 1999 and 2000.

   Stockholders' Equity
      Warrants
        At January 31, 2000, the Company had total warrants outstanding to purchase 242,000 shares of the Company's Common Stock. The exercise price of the warrants range between $0.50 and $4.505 per share. Warrants for 47,000 shares expire on the fifth anniversary of their issuance. Warrants for 195,000 shares expire on November 15, 2000. In certain circumstances, the warrants have certain "piggy back" or other registration rights.

        As of January 31, 2000, an advisor to the Company was issued warrants to purchase 195,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. The warrants are exercisable until November 15, 2000 and contain certain registration rights.

        The Company has reserved 242,000 common shares for issuance upon exercise of all warrants.

        In March of 1999, the Company implemented a stock repurchase program. As of January 31, 2000, the Company has purchased 4,700 shares and has returned such shares to `authorized but not issued' shares.

   Servicing
        During the recent period ended January 31, 2000, the Company has continued to build its servicing portfolio. As of the balance sheet date, the servicing portfolio was seventeen million, two hundred eighty thousand, seventy three dollars (17,238,073) in residential loans.

   Stock Option Plan
        In December, 1993 the Company adopted the Non-Qualified and
   Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for options under the plan is the fair market value of the Common
   Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options may be exercisable immediately, after a period of time or in installments, and expire on the tenth anniversary of the grant. The plan will terminate in December, 2003. The total number of shares granted as of January 31, 2000 was 174,000.

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

   The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                      Period ended Janaury 31, 1999
                                         Income       Shares        Per Share
                                       (Numerator) (Denominator)      Amount

             Basic Earnings Per Share
             Income Available to Common
                  Shareholders            562,421      3,805,214      0.1478

             Effect of Dilutive Securities               242,000

             Diluted Earnings Per Share
             Income Available to Common
                 Shareholders             562,421      4,047,214      0.1390


                                      Period Ended January 31, 2000
                                         Income       Shares        Per Share
                                       (Numerator) (Denominator)      Amount

             Basic Earnings Per Share
             Income Available to Common
                  Shareholders           (104,713)     3,895,329      (.0269)

             Effect of Dilutive Securities               242,000

             Diluted Earnings Per Share
             Income Available to Common
                 Shareholders            (104,713)     4,137,329      (.0253)

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

         The nine month period ended January 31, 2000 was a period of significant challenge for the Company. Despite the fact that interest rates increased, loan volume and revenue remained relatively flat as compared to the same time period in the previous year. However, the Company saw profit margins on this revenue decrease for the same period last year. The Company believes it is still well positioned for the future due to prior key strategic initiatives that prepared the Company for interest rate increases.

         Commission and fee revenue decreased slightly from $7,048,117 for the nine months ended January 31, 1999 to $6,971,000 for the nine months ended
   January 31, 2000.  This is a percentage decrease of approximately 1.1%.

          Interest income increased from $1,138,043 for the nine months ended
   January 31, 1999 to $1,243,268 for the nine months ended January 31, 2000.
   This increase was attributable to the increase in higher interest income on invested capital.

         Salary and commission expense increased from $4,202,972 for the nine months ended January 31, 1999 to $4,766,792 for the nine months ended January 31, 2000. The increase was attributed to two main factors:
   continued investment in the expansion of the Company's sales organization and the increasing cost of wholesale originations with the premiums that are paid to wholesale mortgage brokers.

         Selling and administrative expenses increased from $2,326,409 for the nine months ended January 31, 1999 to $2,642,840 for the nine months ended January 31, 2000. This increase reflected the continued efforts to improve infrastructure and technology advancements.

         Depreciation and amortization expense increased from $41,534 for the nine months ended January 31, 1999 to $112,143 for the nine months ended January 31, 2000. This increase principally resulted from technology investments made during fiscal year 1999. This investment is in line with the Company's strategy of technological advancement and infrastructure improvements.

        Interest expense increased from $931,288 for the nine months ended January 31, 1999 to $1,190,399 for the nine months ended January
   31, 2000. This increase was the result of the increased cost of borrowing as interest rates have risen.

         As a consequence of the accounting treatment afforded to certain equity transactions entered into by the Company regarding warrants and other financings, the Company's results of operations include non-cash charges against income in the nine months ending January 31, 1999 and January 31, 2000, respectfully. This consists of $117,000 recorded as advisory fees in the nine month periods for 1999 and $78,000 for the same period 2000. Without this non-cash charge, net income available to common shareholders would have been $679,421 in the first nine months fiscal year
   1999 and ($26,713) in the first nine months fiscal year 2000.

   Liquidity and Capital Resources
         During the nine months ended January 31, 1999 and January 31,
   2000, net cash generated(used) by operating activities was $431,879 and ($322,724), respectively. Net cash generated by operating activities decreased from the first nine months of fiscal year 1999 to the first nine months of 2000 largely due to the fluctuation in net income from year to year.

         Net cash generated(used) by investing activities changed from ($75,398) for the nine months ended January 31, 1999 to ($292,524) for the nine months ended January 31, 2000. The change from fiscal year
   1999 to fiscal year 2000 largely was attributable to the sale of two foreclosed properties in 1999. This was partially offset by investments in fixed assets and the increase in retaining servicing rights on certain closed loans during the time periods.

         Cash flow from financing activities for the first nine months of fiscal year 1999 and first nine months of fiscal year 2000 was $2,235,710 and 462,837, respectively. This change resulted largely from the net proceeds of a public offering which occurred in early fiscal year 1999.

         The net cash flow from operating, financing, and investing activities was $2,592,191 for the first nine months fiscal year 1999 and ($152,412) for the first nine months fiscal year 2000.

         Capital expenditures for the nine months ended January 31, 2000 were approximately $70,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. These capital expenditures include the purchase of a new loan tracking system that coincides with the strategy of using technology as a competitive advantage. The Company believes it will continue to make investments in technology in the near future to enhance and maintain its product and service offerings.

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

         During the first nine months of fiscal year 2000, the Company has continued to pursue its strategy of servicing mortgage loans.
   In order to engage in this business, the Company has retained the servicing rights on loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available. The Company has employed capital to finance the retention of servicing rights. This capital principally has been expended to pay the costs associated with loan origination, such as loan officer compensation, broker commissions, and miscellaneous overhead expenses. However, the retention of servicing rights is expected to create an asset on the Company's balance sheet and create future cash flow streams.

   Industry Trends
         Higher interest rates in recent quarters have resulted in many mortgage companies leaving the market. Although this benefits the Company long-term because of less competition. Short term effects include less origination activity and reduced margins.

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

      PART II - OTHER INFORMATION

      ITEM

     1.  Legal Proceedings - Item 3. Entitle "Legal Proceedings" is
                             incorporated herein(by Reference from the
                             Company's Annual Report on Form 10-KSB as
                             Filed with United State Securities
                             Exchange Commission on April 30, 1999

     2.   Changes in Securities - None
          (a)       None
          (b)       None
          (c)       None
          (d)       None


     3.   Defaults upon Senior Securities - None

     4.   Submission of Matters to a vote of Security Holders - None

     5.   Other Information - None

     6.   Exhibits and Reports on Form 8-K
          (a)       Exhibit (see exhibit list)
          (b) Reports on Form 8-K - (1) The Company filed current reports on Form 8-K on December 12, 1999 and January
                    28, 2000.

      ITEM 6(a) EXHIBIT LIST

                                   DESCRIPTION


      27   Financial Data Schedule


                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               United Financial Mortgage Corp.


     March 15, 2000                 By:     /s/ Joseph Khoshabe
                                               Joseph Khoshabe
                                               Chairman and Chief Executive
                                               Officer

     March 15, 2000                 By:     /s/ Steve Khoshabe
                                               Steve Khoshabe
                                               Chief Financial Officer

     March 15, 2000                 By:     /s/ Robert S. Luce
                                               Robert S. Luce
                                               Secretary

