Form 10QSB/A
period 2000-03-16
UNITED FINANCIAL MORTGAGE CORP
filed 2000-03-17
CIK 916823

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

           The accompanying Notes are an integral part of this statement
  </Table)

                         United Financial Mortgage Corp.
                                  Balance Sheet
                                   (Unaudited)


                                      Nine Months Ended       Nine Months Ended
                                         Jan 31, 1999            Jan 31, 2000

      LIABILITES AND STOCKHOLDERS EQUITY
      Current Liabilities:
        Accounts Payable            $        181,598           $      195,596
        Accrued Expenses                      15,203                  137,675
        Leases Payable-Short Term             15,843                   10,404
        Deferred Income Taxes                 56,977                        0
        Taxes Payable                          7,085                        0
        Escrow Payable                        17,443                    8,223
        Notes Payable - Current           36,323,024               12,654,986
           Total Current Liabilities      36,617,173               13,006,884
        Leases Payable-Long Term              31,755                   16,210
                Total Liabilities         36,648,928               13,023,094

      Stockholders' Equity
        Common Shares, 20,000,000
        Authorized, No Par Value,
        Shares Issued and Outstanding;
        3,900,029 at July 31, 1998
        and 3,897,529 at July 31, 1999.    6,536,403                6,521,030

      Preferred Shares, 5,000,000
        authorized, No Par Value, 63
        Series A Redeemable Shares
        Issued And Outstanding at
        July 31, 1998 and July 31, 1998.     315,000                  315,000

      Retained Earnings                      (38,974)                (353,216)

           Total Stockholders Equity       6,812,429                6,482,814

           Total Liabilities Plus
           Stockholders Equity            43,461,357               19,505,908

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

                               United Financial Mortgage Corp.
                       Notes to Unaudited Financial Statements

      Income Taxes
           The income tax provision consists of the following for the period ended Jan 31:

                                             1999                2000
                Current:
                     Federal             $  4,724          $   (61,769)
                     State                  2,361              (12,717)
                     SubTotal               7,085              (74,486)

                Deferred:
                     Federal               37,985              (65,903)
                     State                 18,992              (13,568)
                     SubTotal              34,789              (79,471)

                Total                      64,062             (153,957)

           The components of the deferred tax asset (liability) are as follows for the period ending January 31st:

                                             1999                 2000
           Loss Carry-Forward              (5,775)                   0
           Accelerated Depreciation       (14,525)              63,250
           Deferred Receivables          (244,024)            (327,523)

           Deferred Tax Asset(Liab)      (264,324)             193,833
           Valuation Allowance            207,347              (40,926)
           Net Deferred Tax Asset
             (Liability)             $    (56,977)         $   153,907

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

         Salary and commission expense increased from $4,202,972 for the nine months ended January 31, 1999 to $4,766,792 for the nine months ended January 31, 2000. The increase was attributed to two main factors:
   continued investment in the expansion of the Company's sales organization and the increasing cost of wholesale originations with the premiums that are paid for these originations.

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

