Form 10-K
period 2000-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 2000-07-31
CIK 916823

U.S. SECURITIES AND EXHANGE COMMISSION
                          Washington, D. C. 20549
                                FORM 10-KSB

   (Mark One)

                              U.S. SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D. C. 20549
                                                 FORM 10-KSB
   [X]                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the fiscal year ended April 30, 2000
                                                OR
   [ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934
                               For the transition period from              to
                                     Commission File No. 333-27037
                                    UNITED FINANCIAL MORTGAGE CORP.
                           (Name of small business Issuer in its charter)

             Illinois                                       36-3440533
        (State or other jurisdiction of                     (I. R. S. Employer
        incorporation or organization)                      Identification No.)

        600 Enterprise Drive, Suite 206                        60523
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

        Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Check if there is no disclosure of delinquent filers in response to
   Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        State Issuer's revenues for its most recent fiscal year_____$10,896,324

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,900,029 on July 31, 2000.

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

        Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (_Securities Act_). The listed documents should be clearly described for identification purposes (. e.g., annual report to security holders for fiscal year ended
   December 24, 1990).

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

        At this time, the Company's primary sources of loan originations are its Wholesale and Retail Divisions. On April 30, 2000, the Company's Retail Division operated five (5) full service retail origination offices. At such date, the retail offices were located in three (3) states and were staffed by approximately 50 employees, including commission-based loan officers. The retail offices are currently located as follows: Oak Brook, Illinois; Champaign, Illinois; Creve Coeur, Missouri; Clearwater, Florida; and Las Vegas, Nevada. Wholesale origination principally is conducted from the Company's offices in Oak Brook, Illinois, Lombard, Illinois, and Irvine, California.

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

   Item 2. Description of Property

        The Company's corporate and administrative headquarters are located in leased facilities in Oak Brook, Illinois. These facilities comprise approximately 4,800 square feet of space in a building leased by the Company for a ten year term at annual rate of approximately $9.50 to $15.63 per square foot, triple net, which lease expires in 2003. In addition, at April 30, 2000, the Company leased an aggregate of approximately 4,000 square feet in Lombard, Illinois, 1,146 square feet in Las Vegas, Nevada; 1,475 square feet in Irvine, California; and 900 square feet in St. Louis, Missouri. The Company has no liability with respect to the lease at Creve Coeur, Missouri. The aggregate annual lease payments on properties leased by the Company as of April 30, 2000 was $459,783. The Company believes that its present facilities are adequate for its current level of operations. None of the Company's leased facilities are leased from affiliates of the Company.

        The Company's corporate headquarters are located at 600 Enterprise Drive Suite #206, Oak Brook, Illinois 60523 and its telephone number is
   (630) 571-7222.

   Item 3. Legal Proceedings.

         The Company is involved in litigation in the normal course of business. This litigation is not expected to have a material effect in the Company's results of operations or financial condition.

   Item 4. Submission of Matters to a Vote of Security Holders.

        On August 25, 1999, the Company conducted its Annual Meeting of Shareholders and shareholders approved management's recommendation regarding the election of directors, the appointment of independent auditors and vote on an amendment to the non-qualified and incentive stock option plan.

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

        The Company's Common Stock is traded on The Chicago Stock Exchange ("CSX") under the symbol UFM.

        The range of high and low sale prices of the Company's Common Stock, as reported by the CSX from May 1, 1999 through July 15, 2000 were $1.00 and $4.12, respectively.

        Holders. As of July 15, 2000, there were approximately 525 holders of record of the shares.

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

         The Company, founded in 1986, operates as a full-service mortgage banking company engaged in the origination and sale of mortgage loans secured by residential real estate. On a limited scale, the Company also originates commercial loans; and services residential mortgage loans.

      Results of Operations
           Two Years Ended April 30, 1999 and April 30, 2000

         The fiscal year ended April 30, 2000 was a period of significant challenge for the Company. Despite the fact that interest rates increased as compared to the prior year, loan volume and revenues remained relatively constant. However, the Company saw profit margins on revenue decrease for the same period last year due to an increasing interest rate environment. The Company believes it is still well positioned for the future due to prior key strategic initiatives that prepared the Company for interest rate increases.

          Commission and fee revenue increased from $8,571,594 for the twelve months ended April 30, 1999 to $9,051,395 for the twelve months ended April 30, 2000. This is a percentage increase of approximately 5.6%.

          Interest income increased from $1,457,953 for the twelve months ended April 30, 1999 to $1,824,603 for the twelve months ended April 30, 2000. This increase was attributable to the increase in higher interest income on invested capital.

         Salary and commissions expenses increased from $4,539,018 for the twelve months ended April 30, 1999 to $6,408,302 for the twelve months ended April 30, 2000. The increase was attributed to two main factors: continued investment in the expansion of the Company's sales organization and the increasing cost of premiums paid on wholesale originations.

         Selling and administrative expenses decreased from $3,460,977 for the twelve months ended April 30, 1999 to $3,039,924 for the twelve months ended April 30, 2000.

        Depreciation and amortization expense increased from $80,704 for the twelve months ended April 30, 1999 to $127,414 for the twelve months ended April 30, 2000. This increase principally resulted from technology investments made during fiscal year 1999. This investment is in line with the Company's strategy of technological advancement and infrastructure improvements.

        Interest expense increased from $1,054,921 for the twelve months ended April 30, 1999 to $1,439,021 for the twelve months ended April 30, 2000. This increase was the result of the increased cost of borrowing as a result of a higher interest rate environment.

         As a consequence of the accounting treatment afforded to certain equity transactions entered into by the Company regarding warrants and other financings, the Company's results of operations include non-cash charges against income in the twelve months ending April 30,1999 and April 30, 2000, respectfully. This consists of $156,000 recorded as advisory fees in fiscal years 1999 and $78,000 for fiscal year 2000. Without this non-cash charge, net income available to common shareholders would have been $508,715 as compared to $352,715 in fiscal year 1999 and ($3,758) as compared to ($81,758) in fiscal year 2000.

   Liquidity and Capital Resources
         During the twelve months ended April 30, 1999 and April 30, 2000, net cash generated(used) by operating activities was $435,221 and $267,329, respectively. Net cash generated by operating activities decreased from year to year largely due to the fluctuation in net income.

         Net cash generated(used) by investing activities decreased from ($243,907) for the fiscal year ended April 30, 1999 to ($528,945) for the fiscal year ended April 30, 2000. The change in cash from 1999 to 2000 was largely attributable to the sale of two foreclosed properties in 1999 and the purchase of two properties in 2000. This was partially offset by investments in fixed assets and the increase in retaining servicing rights on certain closed loans during the time periods.

         Cash flow from financing activities for the fiscal year 1999 and fiscal year 2000 was 2,179,612 and ($477,165) respectively. This change resulted largely from the net proceeds of a public offering that occurred in early fiscal year 1999.

          Therefore, the net cash flow from operating, financing, and investing activities was $2,370,926 for the fiscal year ended April 30, 1999 and ($738,781) for the first the fiscal year ended April 30, 2000.

         Capital expenditures for the year ended April 30, 2000 were approximately $75,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. These capital expenditures include a new loan tracking system that coincides with the strategy of using technology as a competitive advantage.
   The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings.

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

         During the past twelve months, the Company has continued to pursue its strategy of servicing mortgage loans. In order to engage in this business, the Company has retained the servicing rights on certain loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available to the Company. The Company has employed capital to finance the retention of servicing rights. This capital principally would have been expended to pay the costs associated with loan origination, such as loan officer compensation, broker commissions, and miscellaneous overhead expenses. However, the retention of servicing rights is expected to create an asset on the Company's balance sheet and create future cash flow streams.

    Industry Trends
         Higher interest rates in recent quarters have resulted in many mortgage companies leaving the market. This benefits the Company long-term because of less competition. However, the short-term effects include less origination activity and reduced margins.

         The Company believes that the industry will continue to offer broader and more diversified product offerings and that technology will play an increasing part in real estate transactions. This includes expanded use of Internet capabilities which the Company will continue to aggressively pursue.

        The Company's business base principally is concentrated in the Midwest and Western United States. As such, the Company may be subject to the effects of economic conditions and real estate markets specific to such locales.

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

   Item 7. Financial Statements

                      UNITED FINANCIAL MORTGAGE CORP.

                           FINANCIAL STATEMENTS

                             TABLE OF CONTENTS



                                                                      Page

   Table of Contents_____________________________________                9

   Report of Independent Certified Public Accountants___________________10

   Balance Sheet at April 30, 1999 and 2000__________________________11-12

   Statement of Income for the years ended
        April 30, 1999 and 2000_________________________________________13

   Statement of Stockholders' Equity for the years ended April 30, 1999 and 2000___________________________________14

   Statement of Cash Flows for the years
        ended April 30, 1999 and 2000__________________________________ 15

   Notes to Financial Statements_____________________________________16-22

                       INDEPENDENT AUDITOR'S REPORT


                      UNITED FINANCIAL MORTGAGE CORP.

        Financial Statements as of April 30, 1999 and April 30, 2000 together with the Independent Auditors' Report

   To the Board of Directors and Stockholders of United Financial Mortgage Corp.

        We have audited the accompanying balance sheets of United Financial Mortgage Corp. as of April 30, 1999 and April 30, 2000, and the related statements of income, stockholders' equity and cash flows for the years ended April 30, 1999 and April 30, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Financial Mortgage Corp. as of April 30, 1999 and April 30, 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principals.


                                 CRAIG SHAFFER AND ASSOCIATES, LTD., C.P.A.

   Des Plaines, Illinois
   July 24, 2000

   Respectfully submitted,

   By: /S/ Craig Shaffer
   Craig Shaffer and Associates, Ltd.
   Certified Public Accountants
   July 24, 2000

                            United Financial Mortgage Corp.
                               Balance Sheet

                                                     Year Ended    Year Ended
                                                   April 30, 1999 April 30, 2000
                   A S S E T S
   Current Assets:
         Cash                                    $   4,344,937    $   3,606,156
         Loans held for sale                        33,979,554       31,641,309
         Accounts Receivable                           315,860          204,623
         Due From Employees                             14,700           12,401
         Due From Officers                               2,439                0
         Deferred Tax Asset                                  0           75,079
         U.S. Savings Bond                               2,000            2,000
         Note Receivable                               110,000          125,599
         Prepaid Expense                               177,098          132,663
                  Total current assets           $  38,946,588    $  35,799,830

       Furniture, Fixtures & Equipment
         Cost                                          645,519          705,669
         Accumulated Depreciation                     (276,512)        (365,801)
               Total Furniture, Fixtures & Equipment   369,007          339,868

   Other Assets:
         Servicing Rights                              185,980          328,574
         Land Investments                                    0          234,507
         Escrow Deposits                                60,793                0
         Security Deposits                              16,403           23,417
         Deferred Advisor Fees                          78,000                0
         Investments                                     5,750           68,472
         Goodwill Net                                  132,715          123,562
               Total Other Assets                      479,641          778,532

           Total Assets                          $  39,795,236    $  36,918,230


       The accompanying notes are an integral part of this statement

                            United Financial Mortgage Corp.
                               Balance Sheet

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     Year Ended    Year Ended
                                                  April 30, 1999 April 30, 2000
   Current Liabilities:
         Accounts Payable                        $   235,952      $   254,793
         Leases Payable-Short Term                    12,295           14,093
         Accrued Expenses                            177,675          558,159
         Taxes Payable                                62,959                0
         Deferred Income Taxes                       270,599                0
         Escrow Payable                               32,892           13,627
         Notes Payable - Current                  32,375,632       29,568,688
            Total Current Liabilities          $  33,168,004   $   30,409,360
         Leases Payable-Long Term                     31,551           13,341
                    Total liabilities          $  33,199,555   $   30,422,701

       Stockholders Equity
         Common Shares, 20,000,000 Authorized
             No. Par Value, Shares Issued and
             Outstanding; 3,898,219 at
             April 30, 1999 and 3,900,029
             at April 30, 2000.                $  6,529,332    $    6,510,938
         Preferred Shares, 5,000,000 Authorized,
             No Par Value, 63 Series A Redeemable
             Shares Issued And Outstanding;
             value $315,000 at April 30, 1999
             and April 30, 2000.               $    315,000    $      315,000
         Retained Earnings                         (248,651)         (330,409)
                    Total Stockholders' Equity $  6,595,681    $    6,495,529

                    Total liabilities and
                    stockholders' equity         39,795,236        36,918,230

               The accompanying notes are an integral part of this statement

                            United Financial Mortgage Corp.
                                    Statement of Income

                                                     Year Ended    Year Ended
                                                  April 30, 1999 April 30, 2000
   Revenues:
     Commissions and Fees                      $  8,571,594       $  9,051,395
     Interest Income                              1,457,953          1,824,603
     Other Income and Expense                        15,681             20,326
           Net Revenue                           10,045,228         10,896,324

   Expenses:
     Salaries & Commissions                    $  4,539,018       $  6,408,302
     Selling & Administrative                     3,460,977          3,039,924
     Depreciation                                    80,704            127,414
     Interest Expense                             1,054,921          1,439,021
     Cost and Expense of Litigation                 150,000                  0
     Net Expense                               $  9,285,620       $ 11,014,661

     Income (loss) Before Income Taxes         $    759,608       $   (118,337)
     Income Tax Provision                           339,228            (75,079)
     Net Income (loss)                              420,380            (43,258)
     Less Dividends Paid on Preferred Stock          67,665             38,500
     Net Income (loss) Applicable to
       Common Shareholders                          352,715            (81,758)

     Basic Net Income(loss) Per Share                  0.09              (0.02)
     Diluted Net Income Per Share                      0.09              (0.02)

     Shares used in computation of basic
       net income per share                       3,828,918          3,900,029
     Shares used in computation of diluted
       net income per share                       4,070,918          4,200,029


             The accompanying notes are an integral part of this statement

                      United Financial Mortgage Corp.
                     Statement of Stockholders Equity
                    Twelve Months Ended April 30, 2000

                                   Common     Preferred    Retained
                                    Stock       Stock      Earnings     Total
Balance, April 30, 1999           6,529,332    315,000    (248,651)   6,280,681

Net Income for the year end
     April 30, 2000                                        (43,258)     (43,258)

Retirement of 7,070 Shares          (18,394)                            (18,394)

Dividend Paid on Preferred Stock                           (38,500)     (38,500)

Balance, April 30, 2000           6,510,938    315,000    (330,409)   6,495,529



       The accompanying notes are an integral part of this statement

                       United Financial Mortgage Corp.
                          Statement of Cash Flows

                                                   Year Ended       Year Ended
                                                  April 30, 1999  April 30, 2000
   CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income or (Loss)                          $    420,380   $    (39,091)
        Adjustments to Reconcile Net Income
        To Net Cash Provided by
              Operating Activities
        Depreciation                                      76,028        127,414
        Changes In:
          Prepaids & Other Current Aseets               (448,852)       157,971
          Accrued
          Accounts Payable                                28,490         18,841
          Deposits                                        (5,101)        53,779
          Deferred Tax Asset                                   0        (75,079)

   NET CASH PROVIDED BY OPERATING ACTIVITIES        $    435,221   $    267,329

   CASH FLOWS FROM INVESTING ACTIVITIES
          Investments                                          0        (62,722)
          Land Sales                                     303,250       (234,507)
          Purchase of Fixed Assets                      (302,748)       (89,122)
          Goodwill                                      (132,715)             0
          Servicing Rights                              (111,694)      (142,594)

   NET CASH PROVIDED FROM INVESTING ACTIVITIES          (243,907)      (528,945)

   CASH FLOWS FROM FINANCING  ACTIVITIES
          Notes Receivable                          $     30,878   $    (15,599)
          Changes in Short Term Debt                      12,295          1,798
          Changes in Long Term Debt                     (393,449)       (18,210)
          Officers Loans                                  62,434          2,439
          Deferred Advisor Fees                          156,000         78,000
          Deferred Offering Expenses                     143,425              0
          Preferred Stock Redeemed                      (750,000)             0
          Common Stock Proceeds - Net                  4,146,437              0
          Common Stock Repurchase                              0        (18,394)
          Mortgage Loans Made                        (19,387,131)     2,338,245
          Changes in Bank Line of Credit              18,226,388     (2,806,944)
          Preferred Stock Dividend                       (67,665)       (38,500)

   CASH PROVIDED (USED) BY FINANCING
        ACTIVITIES                                     2,179,612       (477,165)

   INCREASE (DECREASE) IN CASH                         2,370,926       (738,781)
   Cash at Beginning of Period                         1,974,011      4,344,937

   Cash at End of Period                               4,344,937      3,606,156




       The accompanying notes are an integral part of this statement

                      UNITED FINANCIAL MORTGAGE CORP.
                   Notes to Audited Financial Statements


   Organization and Business of the Company
        United Financial Mortgage Corp. is an Illinois corporation organized on April 30, 1986 to engage in the residential mortgage banking business. The Company is a licensed mortgage banker in the states of Arkansas, California, Colorado, Connecticut, Delaware,
   Florida, Illinois , Indiana, Kentucky, Maryland, Missouir, Nevada,
   New Mexico, North Carolina, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin. The Company also does business in other states that do not have mortgage banking liscensure statutes, including Idaho, Kansas, Montana, Ohio, Oklahoma, West Virginia, and Wyoming. The Company's mortgage banking business principally has focused on retail and wholesale residential mortgage origination activities.
   The Company is expanding its mortgage servicing activities by retaining servicing on selected loans that it produces. The Company's principal lines of business are conducted through the Retail Origination Division, the Wholesale Origination Division, the Commercial Division, and the Servicing Division. The Company's Retail and Wholesale Origination business is conducted principally in the states of California, Illinois, and Nevada.

        The Company is an approved mortgagee by the Department of Housing and Urban Development and is qualified to originate mortgage loans insured by the Federal Housing Administration as well as service loans for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In addition, the Company is approved to issue Government National Mortgage Association securities.

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

                      UNITED FINANCIAL MORTGAGE CORP.
                   Notes to Audited Financial Statements
   Use of Estimates

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

                      UNITED FINANCIAL MORTGAGE CORP.
                   Notes to Audited Financial Statements
   Income Taxes
        The Company accounts for income taxes using the liability method in accordance with SFAS No. 109., "Accounting for Income Taxes." The liability method provides that deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

   Earnings (Loss) per Common Share
        Earnings (loss) per common share is calculated on net income
   (loss) after deduction for dividends paid on the Series A Preferred Shares. The number of common shares used in the computation is based upon the number of shares outstanding at the end of the period.

   Certain Relationships and Related Transactions
        On November 20, 1998, the Company completed a second mortgage loan on the principal residence of Mr. Rocco Cappiello, a director of the Company, in the amount of $130,000. The loan was made on terms generally more favorable to the Company than would otherwise be available in the competitive marketplace. Further, the Company secured its loan position with collateral, both real and personal property, substantially in excess of its underwriting guidelines for other similar loans in the ordinary course of its business. As of August 1999, Mr. Rocco Cappiello is no longer a director of the Company.

   Transfers and Servicing of Financial Assets and Extinguishments of
   Liabilities

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130, establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of comprehensive income, it should not have any impact on the Company's results of operations, financial position or cash flows. Comprehensive income and regular income are one and the same for the current period.

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

                      UNITED FINANCIAL MORTGAGE CORP.
                   Notes to Audited Financial Statements

   Notes Payable
        The Company has mortgage warehouse credit facilities aggregating $49 million with several commercial banks and other financial
   institutions.   These credit facilities are used to fund approved
   mortgage loans and are collateralized by mortgage loans. The Company is not required to maintain compensating balances.

        Amounts outstanding under the various credit facilities consist of the following:

                                                                 April 30, 2000
       $20 million mortgage warehouse credit facility at a
              commercial bank; interest at LIBOR;
              plus 160 basis points; expires 10/01/2000         $   12,663,587


       $2 million mortgage warehouse credit facility at a
              commercial bank; interest at LIBOR plus
              160 basis points expires 10/01/2000                    1,049,236

       $25 million mortgage warehouse credit facility at a
              commercial bank; interest at Libor plus 150 basis
              point; expires 10/08/2000                             15,855,865


        $2 million mortgage warehouse credit facility at a
              commercial bank; interest at Prime; plus 50 basis
              points; expires 10/31/2003                                     0

                  Total                                         $   29,568,688


   Retirement Plan
        The Company has a 401K plan that all eligible employees may participate in. Company contributions to the plan are discretionary.

                      UNITED FINANCIAL MORTGAGE CORP.
                   Notes to Audited Financial Statements

   Lease Commitments
        The Company conducts its operations from leased premises and has several equipment leases as part of standard business practice. The following table reveals the estimated minimum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $459,783 for the twelve months ended April 30, 2000.

        Future minimum rental payments for the next five years at April 30, 2000 are as follows:

                       Year Ending April 30,             Operating Leases
                            2001                              294,299
                            2002                              255,269
                            2003                              209,693
                            2004                              124,892
                            2005                               74,151

                                     Total Commitment       $ 958,304


        Future lease payments capital leases at April 30, 2000:

                       Year Ending April 30,             Capital Leases
                            2001                               17,573
                            2002                               12,008
                            2003                                5,415
                            2004                                  451
                                   Total Commitment        $   35,447
                                   Less Interest                8,013
                                   Less Short Term             14,093
                                   Long Term               $   13,341

   Income Taxes
        The income tax provision consists of the following for the period ended April 30:

                                        1999                2000
             Current:
                  Federal            $   48,635         $      0
                  State                  14,324                0
                  SubTotal               62,959                0

             Deferred:
                  Federal            $  311,221          (62,261)
                  State                  46,200          (12,818)
                  SubTotal              357,421          (75,079)

             Total                   $  420,380        $ (75,079)

                      United Financial Mortgage Corp.
                   Notes to Audited Financial Statements


        The components of the deferred tax asset (liability) are as follows for the periods ending April 30:

                                        1999                2000
             Contributions                 0               1,283
             Loss Carry-Forward            0            (282,627)
             Accelerated Depreciation 24,415             (34,766)
             Deferred Receivables   (295,014)            165,951

             Deferred Tax Asset
                 (Liability)        (270,599)           (150,159)
             Valuation Allowance           0             (75,080)

        Net Deferred Tax Asset
               (Liability)      $   (270,599)         $  (75,079)

        The effective tax rate for the years ended April 30, 1999 and April 30, 2000: the statutory Federal tax of 34%; and state tax rate of 7%.

   Series A Preferred Stock
        The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. A dividend of $67,665 was declared for the year ended April 30, 1999 and $38,500 was declared for the year ended April 30, 2000.

   Stockholders' Equity
      Warrants
        At April 30, 2000, the Company had total warrants outstanding to purchase 300,000 shares of the Company's Common Stock. The exercise price of the warrants range between $0.50 and $7.80 per share. Warrants for 25,000 shares expire on the fifth anniversary of their issuance. Warrants for 195,000 shares expire on November 15, 2000. Warrants for 80,000 shares expire May 2003. In certain circumstances, the warrants have certain "piggy back" or other registration rights.

        As of April 30, 2000, an advisor to the Company was issued warrants to purchase 195,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. The warrants are exercisable until November 15, 2000 and contain certain registration rights.

        The Company has reserved 300,000 common shares for issuance upon exercise of all warrants.

      Treasury Stock
                  In March of 1999, the Company commenced a stock repurchase program. As of April 30, 2000 the Company has purchased 11,770 shares and has returned such shares to `authorized but not issued' shares.

                      United Financial Mortgage Corp.
                   Notes to Audited Financial Statements

   Servicing
        During the recent year ended April 30, 2000, the Company has continued to build a servicing portfolio. As of the balance sheet date, the servicing portfolio was seventeen million, two hundred ninety three thousand, three hundred eighty eight dollars
   (17,293,388) in residential loans.

   Stock Option Plan
        In December, 1993 the Company adopted the Non-Qualified and Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for shares under the plan is the fair market value of the Common
   Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options will be exercisable immediately, after a period of time or in installments, and expire on the tenth anniversary of the grant. The plan will terminate in December 2003.

        During the period ending April 30, 1999, the Company granted options for a total of 74,500 shares of stock at $6.50 per share. Mr. Steve Khoshabe, the Executive Vice President of the Company was awarded 50,000 of these options.

        During the period ending April 30, 2000 the Company granted options for 96,500 more shares of stock at $6.50 per share.

   Contingencies
                 The Company is involved in litigation in the normal course of business. This litigation is not expected to have a material effect in the Company's results of operations or financial condition.

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

   Credit Risk
        Financial instruments that potentially subject the Company to credit risk include cash balances at banks that exceed the related federal deposit insurance by $3,595,840 at April 30, 2000.

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

   The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                      Period ended April 30, 1999
                                       Income            Shares      Per Share
                                      (Numerator)    (Denominator)    Amount

        Basic Earnings Per Share
        Income Available to Common
            Shareholders                352,715        3,828,917       .0921

        Effect of Dilutive Securities
             Options and Warrants                        242,000


        Diluted Earnings Per Share
             Income Available to Common
             Shareholders               352,715        4,070,917       .0866


                                      Period ended April 30, 2000
                                       Income            Shares      Per Share
                                      (Numerator)    (Denominator)     Amount

        Basic Earnings Per Share
             Income Available to Common
             Shareholders               (81,758)       3,900,029      (.0209)

        Effect of Dilutive Securities
             Options and Warrants                        300,000

        Diluted Earnings Per Share
             Income Available to Common
             Shareholders               (81,758)       4,200,029      (.0194)

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

        (b)  Use of Proceeds -N/A

   Item 10. Executive Compensation

                        SUMMARY COMPENSATION TABLE

                            Annual Compensation

                                                              Other Annual
                                                              Compensation
   Name and Principal Position       Year    Salary    Bonus   (1)(2)(3)(4)
   Joseph Khoshabe, President        2000   $250,000    -0-       $11,565
                                     1999   $244,166  $47,561     $11,565
                                     1998   $180,000    -0-       $ 3,161
                                     1997   $180,000    -0-       $ 3,161
                                     1996   $170,000(4) -0-       $ 3,161

   Steve Y. Khoshabe
   Executive Vice President          2000   $ 90,000    -0-       $ 3,495
                                     1999   $ 86,500    -0-       $ 3,495
                                     1998   $ 50,063    -0-       $ 2,210
                                     1997   $ 46,093    -0-       $ 2,210
                                     1996   $ 40,393    -0-       $ 2,210

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

                                                 Number of
      Name and Address of Beneficial Owner         Shares    Percent Owned (1)
        J.K. Trust                               2,531,842         60.3%
        c/o United Financial Mortgage Corp.
        600 Enterprise Drive
        Suite 206
        Oak Brook, Illinois 60521

        Rocco M. Cappiello                         210,455(2)       5.0%
        3123 Crestwood Drive
        Northbrook, IL 60062
   _________________
   (1) The computations include the issuance of 300,000 shares of Common Stock upon exercise of various outstanding warrants.

   (2) Mr. Rocco M. Capiello has the right to acquire 195,000 shares, upon exercise of a certain Advisor Warrant.

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

                                      SIGNATURES

        In accordance with the Exchange Act, this report has been signed below on July 31, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

   Registrant:    United Financial Mortgage Corp.


   Directors:                         By:  /S/ Joseph Khoshabe
                                           Joseph Khoshabe, President,
                                           Principal Executive Officer
                                           and a Director


                                      By:  /S/Steve Y. Khoshabe
                                           Steve Y. Khoshabe, Executive VP
                                           And Principal Accounting Officer


                                      By:  /S/ John A. Clark
                                           John A., Clark, Director


                                      By:  /S/ Bob Jones
                                           Bob Jones, Director


                                      By:  /S/ Anthony DiMucci
                                           Anthony DiMucci, Director


                                      By:  /S/ Robert S. Luce
                                           Robert S. Luce,
                                           Secretary and a Director

                                  PART IV

   Item 13. Exhibits, Financial Statement Schedules, and Reports of Form
   8-K.
          (a)(1)    Financial Statements.

                    The following financial statements and notes thereto, and the related Independent Auditor's Report, are filed as part of this Form 10-K on Pages 11 to 21 hereof:

                    Independent Auditors' Report
                    Balance Sheets at April 30, 1999 and 2000
                    Statements of Operations for the years ended April 30, 1999 and 2000
                    Statements of Stockholders' Equity for the years ended April 30, 1999 and 2000
                    Statements of Cash Flows for the years ended April 30, 1999 and 2000
                    Notes to Financial Statements
             (2)    Financial Statement Schedules.
                    All financial statement schedules have been omitted because such schedules are not required or the information required has been included in the
                    financial statements and notes thereto.
             (3)    Exhibits
                    The following exhibits are filed with this report or incorporated by reference as set forth below.
             3.1    Certificate of Incorporation of the Registrant.*
             3.1.1  Certificate of Amendment of Certificate of Incorporation.*
             3.2    By-laws of the Registrant.*
             4.1 Description of specimen stock certificate representing Common Stock.*
             10.1.1 Employment Agreement between the Registrant and
                    Joseph Khoshabe.*
             10.4   Non-Qualified and Incentive Stock Option Plan*
          ___________
          *Incorporated by reference from registrant's Registration
          Statement on Form SB-2 (No. 333/27037), which was declared effective by the Securities Exchange Commission on May 26,
          1998.

          (b)       Reports on Form 8-K

          The following reports on Form 8-K have been filed by the Company during the period covered by this report:

                                 Form 8-K dated 06/02/99
                                 Form 8-K dated 07/01/99
                                 Form 8-K dated 07/13/99
                                 Form 8-K dated 08/26/99
                                 Form 8-K dated 08/30/99
                                 Form 8-K dated 09/21/99
                                 Form 8-K dated 12/22/99
                                 Form 8-K dated 01/28/00
                                 Form 8-K dated 03/20/00
                                 Form 8-K dated 04/11/00