Form 10QSB
period 2000-10-31
UNITED FINANCIAL MORTGAGE CORP
filed 2000-12-12
CIK 916823

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

 (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2000
                                     OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

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

 State the Number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                             Outstanding at
               Class                         October 31, 2000
        Common Stock, No Par Value              3,877,129

    Transitional Small Business Disclosure Format (check one)
    Yes [  ]    No  [X]

                       UNITED FINANCIAL MORTGAGE CORP.
                       QUARTERLY REPORT ON FORM 10-QSB
                       QUARTER ENDED OCTOBER 31, 2000

                              TABLE OF CONTENTS


                                                                      PAGE NO.
    PART I    FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Balance Sheets (Unaudited) October 31, 1999 and 2000         3

              Statement of Operations (Unaudited) - six months
              ended October 31, 1999 and 2000                              5

              Statement of Stockholder's Equity (Unaudited) - six
              months ended October 31, 1999 and 2000                       6

              Statements of Cash Flows (Unaudited) - six months
              ended October 31, 1999 and 2000                              7

              Notes to Financial Statements (Unaudited)                    8


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         15

    Part II   OTHER INFORMATION                                           18

    EXHIBITS                                                              19

    SIGNATURES                                                            20

                       United Financial Mortgage Corp.
                                Balance Sheet
                                 (Unaudited)


                                    Six Months Ended         Six Months Ended
                                    October 31, 1999         October 31, 2000
                                        ----------                ----------
         ASSETS
    Current Assets:
      Cash                        $      4,640,467           $     4,259,372
      Loans Held For Sale               28,459,083                34,429,576
      Accounts Receivable                  222,308                   158,554
      Due From Employees                    42,700                    10,717
      Due from Officers                      2,439                         0
      U.S. Savings Bonds                     2,000                         0
      Notes Receivable                     100,000                    94,500
      Prepaid Expense                      121,212                   103,586
                                        ----------                ----------
          Total Current Assets          33,590,208                39,056,306

    Furniture, Fixtures & Equipment
      Cost                                 709,482                   708,000
      Accumulated Depreciation            (338,775)                 (428,818)
                                        ----------                ----------
      Net Furn, Fix, & Equipment           370,707                   279,182

    Other Assets:
      Servicing Rights                     269,250                   330,437
      Land Investments                           0                   126,000
      Escrow Deposits                      197,984                         0
      Security Deposits                     24,410                    25,854
      Investment                             5,850                   113,102
      Goodwill Net                         120,987                   119,639
                                        ----------                ----------
         Total Other Assets                618,481                   715,032

         Total Assets                   34,579,396                40,050,519
                                        ==========                ==========


         The accompanying Notes are an integral part of this statement

                       United Financial Mortgage Corp.
                                Balance Sheet
                                 (Unaudited)



                                     Six Months Ended         Six Months Ended
                                     October 31, 1999         October 31, 2000
                                        ----------                ----------
    LIABILITES AND STOCKHOLDERS EQUITY

    Current Liabilities:
      Accounts Payable            $        189,071           $       259,626
      Accrued Expenses                     137,675                   269,992
      Loans Payable                        616,970                         0
      Leases Payable-Short Term              9,858                    11,500
      Accrued Income Taxes                  42,960                         0
      Deferred Taxes Payable               113,623                    34,840
      Escrow Payable                        82,722                    22,955
      Notes Payable - Current           26,614,657                32,726,305
                                        ----------                ----------
         Total Current Liabilities      27,807,537                33,325,217
      Leases Payable-Long Term              18,967                     9,000
                                        ----------                ----------
              Total Liabilities         27,826,504                33,334,217

    Stockholders' Equity
      Common Shares, 20,000,000
      Authorized, No Par Value,
      Shares Issued and Outstanding;
      3,895,529 at Oct 31, 1999
      and 3,877,129 at Oct 31, 2000.     6,521,625                 6,488,286

    Preferred Shares, 5,000,000
      authorized, No Par Value, 63
      Series A Redeemable Shares
      Issued And Outstanding at
      Oct 31, 1999 and Oct 31, 2000.       315,000                   315,000

    Retained Earnings                      (83,733)                  (86,984)
                                        ----------                ----------
         Total Stockholders Equity       6,752,892                 6,716,302

         Total Liabilities Plus
         Stockholders Equity            34,579,396                40,050,519
                                        ==========                ==========


         The accompanying Notes are an integral part of this statement

                       United Financial Mortgage Corp.
                        Condensed Statement of Income
                                 (Unaudited)

                              Three Months   Six Months    Three Months   Six Months
                                  Ended         Ended         Ended         Ended
                              Oct 31, 1999  Oct 31, 1999    Oct 31, 2000  Oct 31, 2000
                                ---------       ---------      ---------    ---------
 Revenues:
    Commissions & Fees        $ 2,460,136     $ 4,890,367    $ 2,824,559  $ 5,227,130
    Interest Income               432,051         917,197        524,775    1,053,340
    Other Income & Expenses        (3,395)         (3,395)             0            0
                                ---------       ---------      ---------    ---------
          Total Revenues        2,888,793       5,804,169      3,349,333    6,280,470

  Expenses:
    Salaries & Commissions      1,717,511       3,276,856      1,801,530    3,328,652
    Selling & Administrative      762,960       1,493,884        775,624    1,499,615
    Depreciation                   38,152          73,991         47,931       86,940
    Interest Expense              432,586         905,350        496,702    1,011,805
                                ---------       ---------      ---------    ---------
          Total Expenses        2,951,209       5,750,080      3,121,788    5,927,013

  Income (loss) Before
     Income Taxes                 (62,416)         54,088        227,546      353,457
  Income Tax Provision           (158,597)       (110,831)        55,585      110,032
  Net Income Applicable
     To Common Shareholders        96,181         164,919        171,960      243,425
                                =========       =========      =========    =========

  Basic Net Income
     Per Common Share              0.0247          0.0423         0.0444       0.0628
                                =========       =========      =========    =========
  Diluted Net Income
     Per Common Share              0.0232          0.0399         0.0414       0.0586
                                =========       =========      =========    =========
  Shares used in computation of
     Basic Net Income
     Per Share                  3,895,529       3,895,529      3,877,129    3,877,129
  Shares used in computation of
     Diluted Net Income
     Per Share                  4,137,529       4,137,529      4,152,129    4,152,129


                The accompanying Notes are an integral part of this statement

                       United Financial Mortgage Corp.
                      Statement of Stockholders Equity
                     Six Months Ended October 31, 2000
                                 (Unaudited)


                                     Common     Preferred   Retained
                                      Stock      Stock      Earnings      Total

    Balance, April 30, 2000       6,510,938      315,000    (330,409)   6,495,529

    Retirement of 10,000 Shares     (16,615)                              (16,615)

    Net Income for the Period
       Ended July 31, 2000                                    71,465       71,465


    Balance, July 31, 2000        6,494,323      315,000    (258,944)   6,550,379

    Retirement of 4,000 Shares       (6,037)                               (6,037)

    Net Income for the Period
       Ended October 31, 2000                                171,960      171,960


    Balance, October 31, 2000     6,488,286      315,000     (86,984)   6,716,302



             The accompanying Notes are an integral part of this statement

                       United Financial Mortgage Corp.
                           Statement of Cash Flows
                                 (Unaudited)

                                              Six Months Ended  Six Months Ended
                                                 Oct 31, 1999      Oct 31, 2000
                                                   ---------        ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income or                              $   164,919      $   243,425
      Adjustment to Reconcile Net Income
      To Net Cash Provided by Op. Activities
         Depreciation                                 62,263           63,017
         Changes In:
           Prepaids & Other Current Assets           131,438           78,829
           Accrued Expenses & Other
             Current Liabilities                    (167,145)        (244,000)
           Accounts Payable                          (46,881)           4,833
           Deferred Tax Asset                              0           75,079
           Deposits                                 (145,198)          (2,437)
                                                   ---------        ---------
    NET CASH PROVIDED BY OPERATING
         ACTIVITIES                                     (604)         218,747

    CASH FLOWS FROM INVESTING ACTIVITIES
           Land Sales                                      0          108,507
           Purchase of Fixed Assets                  (63,963)          (2,331)
           Goodwill                                   11,728            3,923
           Investments                                  (100)         (44,630)
           Servicing Rights                          (83,270)          (1,863)
                                                   ---------        ---------
    NET CASH PROVIDED FROM INVESTING
         ACTIVITIES                                 (135,605)          63,606

    CASH FLOWS FROM FINANCING ACTIVITIES
          Notes Receivable                                 0           31,099
          Notes Payable                              616,970          407,545
          Changes in Short-Term Debt                  (2,437)          (2,593)
          Changes in Long-Term Debt                  (12,584)          (4,341)
          Deferred Advisor Fees                       78,000                0
          Common Stock Redeemed                       (7,707)         (22,652)
          Mortgage Loans Made                      5,520,471       (2,788,267)
          Changes in Bank Line of Credit          (5,760,975)       2,750,072
                                                   ---------        ---------
    CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                                  431,739          370,863

    INCREASE (DECREASE) IN CASH                      295,529          653,216
    Cash at Beginning of Period                    4,344,937        3,606,156
                                                   ---------        ---------
    Cash at End of Period                          4,640,466        4,259,372
                                                   =========        =========

            The accompanying Notes are an integral part of this statement

                       UNITED FINANCIAL MORTGAGE CORP.
                        Notes to Financial Statements

                              October 31, 2000
                                 (Unaudited)

 Interim Financial Data
     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.

     Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000. In the opinion of management, all adjustments(consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the six month period ended October 31, 2000 are not necessarily indicative of the results that might be expected for the year ended April 30, 2001.

 United Financial Mortgage Corp. is an Illinois corporation organized on April 30, 1986 to engage in the residential mortgage banking business. The Company is a licensed mortgage banker in the states of Arkansas, California, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Kentucky, Maryland, Missouri, Nevada, New Mexico, North Carolina, Oregon, South Carolina, Texas, Utah, Virginia, Washington and Wisconsin. The Company also does business in other states that do not have mortgage banking liscensure statutes, including Idaho, Kansas, Montana, Ohio, Oklahoma, West Virginia, and Wyoming. The Company's mortgage banking business principally has focused on retail and wholesale residential mortgage origination activities. The Company is expanding its mortgage servicing activities by retaining servicing on selected loans that it produces. The Company's principal lines of business are conducted through the Retail Origination Division, the Wholesale Origination Division, the Commercial Division, and the Servicing Division. The Company's Retail and Wholesale Origination business is conducted principally in the states of California, Illinois, Washington, and Nevada.

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

          Amounts outstanding under the various credit facilities
                       consist of the following:

                                                             October 31, 2000
                                                                -----------
     $20 million mortgage warehouse credit facility
           at a commercial bank; interest at LIBOR;
           plus 160 basis points; expires 09/28/01             $ 12,175,770


     $25 million mortgage warehouse credit facility
           at a commercial bank; interest at commercial
           paper rate; plus 150 basis points. expires 12/00      18,598,005


     $2  million mortgage warehouse credit facility at
           a commercial bank; interest at LIBOR plus
           160 basis points; expires 09/28/01                     1,544,985
                                                                -----------

                        Total                                  $ 32,318,760
                                                                ===========

 Retirement Plan
      The Company has a 401K plan  covering all eligible employees.   Company
 contributions to the plan are discretionary.

 Lease Commitments
         The Company conducts its operations from leased premises and has several equipment leases as part of standard business practice. The following table reveals the estimated minimum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $80,000, for the three months ended October 31, 2000.

         Future minimum rental payments for the next five years at October 31, 2000 are as follows:


                     Year Ending April 30,     Operating Leases
                          2001                      294,299
                          2002                      255,269
                          2003                      209,693
                          2004                      124,892
                          2005                       74,151
                                                   --------
                              Total Commitment    $ 958,304
                                                   ========

                       United Financial Mortgage Corp.
                   Notes to Unaudited Financial Statements


      Future lease payments capital leases at October 31, 2000:

                     Year Ending April 30,      Capital Leases
                          2001                       17,573
                          2002                       12,008
                          2003                        5,415
                          2004                          451
                                                    -------
                               Total Commitment    $ 35,447

           Less Interest                             14,947
             Less Short Term                         11,500
                                                    -------
           Long Term                               $  9,000
                                                    =======

 Income Taxes
         The income tax provision consists of the following for the period ended October 31st:

                                           1999                2000
                                        -------              -------
              Current:
                   Federal          $    35,625           $   38,191
                   State                  7,335                7,863
                                        -------              -------
                   SubTotal              42,960               46,054

              Deferred:
                   Federal             (127,534)             179,570
                   State                (26,256)              36,970
                                        -------              -------
                   SubTotal            (153,790)             216,540

              Total                    (110,830)             262,594
                                        =======              =======

         The components of the deferred tax asset (liability) are as follows for the period ending October 31st:

                                          1999                 2000
                                        -------              -------
         Loss Carry-Forward                   0              137,711
         Accelerated Depreciation        31,625               12,966
         Deferred Receivables          (168,988)            (229,506)
                                        -------              -------
         Deferred Tax Asset(Liab)      (137,363)            (124,882)
         Valuation Allowance             23,740               89,983
         Net Deferred Tax Asset
           (Liability)             $   (113,623)          $  (34,840)
                                        =======              =======

                       United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

 Series A Preferred Stock
      The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. No dividend was declared for the periods ended October 31, 1999 and 2000.

 Stockholders' Equity
    Warrants
      At October 31, 2000, the Company had total warrants outstanding to purchase 275,000 shares of the Company's Common Stock. The exercise price of the warrants range between $0.50 and $7.40 per share. Warrants for 22,000 shares and 58,000 expire on the fifth anniversary of their issuance. Warrants for 195,000 shares expire on November 15, 2000. In certain circumstances, the warrants have certain "piggy back" or other registration rights.

      As of October 31, 2000, an advisor to the Company was issued warrants to purchase 195,000 shares of the Company's Common Stock at an exercise price of $0.50 per share. The warrants are exercisable until November 15, 2000 and contain certain registration rights.

      The Company has reserved 275,000 common shares for issuance upon exercise of all warrants.

       In March of 1999, the Company implemented a stock repurchase program. As of October 31, 2000, the Company has purchased 22,900 shares and has returned such shares to 'authorized but not issued' shares.

 Servicing
       During the recent period ended October 31, 2000, the Company has continued to build its servicing portfolio. As of the balance sheet date, the servicing portfolio was seventeen million, three hundred ninety one thousand, four hundred seven dollars (17,391,407) in residential loans.

 Stock Option Plan
      In December, 1993 the Company adopted the Non-Qualified and Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for options under the plan is the fair market value of the Common Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options may be exercisable immediately, after a period of time or in installments, and expire on the tenth anniversary of the grant. The plan will terminate in December, 2003. The total number of shares granted as of October 31, 2000 was 174,000.

 Contingencies
      The Company is a defendant in a series of complaints relating to its business activities. The Company has aggressively defended its position in these matters and has filed counter-claims in certain of the cases. The Company does not believe the outcome of these lawsuits will have a material impact on its financial statements.

                       United Financial Mortgage Corp.
                   Notes to Unaudited Financial Statements
 Expansion
           On October 9, 1998, the Company purchased certain assets of Mortgage Service of America, Inc. for $187,291 under the purchase method of accounting. MSA is in the mortgage loan origination business and originated primarily first mortgages. The purchase price was paid in cash. Assets in the amount of $50,000 are being depreciated over their useful lives and goodwill of $137,291 will be amortized over 17.5 years.

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

 The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                          Period Ended October 31, 1999
                                       Income        Shares       Per Share
                                    (Numerator)   (Denominator)     Amount
                                    -----------   -------------     ------
      Basic Earnings Per Share
      Income Available to Common
           Shareholders                164,919      3,895,529       .0423

      Effect of Dilutive Securities                   242,000

      Diluted Earnings Per Share
      Income Available to Common
          Shareholders                 164,919      4,137,529       .0399



                                          Period ended October 31, 2000
                                        Income       Shares       Per Share
                                     (Numerator)  (Denominator)     Amount
                                    -----------   -------------     ------
      Basic Earnings Per Share
      Income Available to Common
           Shareholders                243,425      3,877,129      0.0628

      Effect of Dilutive Securities                   275,000

      Diluted Earnings Per Share
      Income Available to Common
          Shareholders                 243,425      4,152,129     0.0586

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

 Results of Operations
         Six Months Ended October 31, 2000

      Commission and fee revenue increased from $4,890,367 for the six months ended October 31, 1999 to $5,227,130 for the six months ended October 31, 2000. This percentage increase of approximately 6.9% primarily is the result of an increase in the number of loan originations. The increase in loan originations was largely the result of product offerings that met consumer demands.

      Interest income increased from $917,197 for the six months ended October 31, 1999 to $1,053,340 for the six months ended October 31, 2000. This increase was attributable to the increase in loan originations and higher interest income on invested capital.

      Salary and commission expense increased from $3,276,856 for the six months ended October 31, 1999 to $3,328,652 for the six months ended October 31, 2000. The increase was attributed to the increasing cost of wholesale originations through the premiums that are paid for these originations.

      Selling and administrative expenses increased from $1,493,884 for the six months ended October 31, 1999 to $1,499,615 for the six months ended October 31, 2000. This increase reflected the increase in loan volume and incremental expenses associated with this increase.

      Depreciation and amortization expense increased from $73,991 for the six months ended October 31, 1999 to $86,940 for the six months ended October 31, 2000. This principally resulted from technology investments made during fiscal year 1999.

      Interest expense increased from $905,350 for the six months ended October 31, 1999 to $1,011,805 for the six months ended October 31, 2000. This increase was the result of increased use of warehouse lines of credit to fund the increased loan originations.

 Liquidity and Capital Resources
      During the six months ended October 31, 1999 and October 31, 2000, net cash generated(used) by operating activities was ($604) and $218,747, respectively. Net cash generated by operating activities increased from the first six months of 1999 to the first six months of 2000 due to an increase in net income and the cash flow impact of the deferred tax asset from year to year.

      Net cash generated(used) by investing activities changed from ($135,605) for the six months ended October 31, 1999 to $63,606 for the six months ended October 31, 2000. The change from 1999 to 2000 largely was attributable to the sale of property in fiscal year 2000. This was partially offset by investments.

      Cash flow from financing activities for the first six months of 1999 and first six months of 2000 was $431,738 and $370,863, respectively.

      The net cash flow from operating, financing, and investing activities was $295,529 for the first six months 1999 and $653,216 for the first six months 2000.

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

 Industry Trends
      Interest rates in recent quarters have remained flat to slightly lower. This has benefited the Company in the short term via an increase in loan origination activity. However, with a Presidential election still undecided in the U.S. and other forces at work, the long term outlook on rates is still very much in debate.

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

 PART II - OTHER INFORMATION


    ITEM

   1.  Legal Proceedings - Item 3. Entitle "Legal Proceedings" is
                           incorporated herein(by Reference from the
                           Company's Annual Report on Form 10-KSB as
                           Filed with United State Securities Exchange
                           Commission  on October 31, 2000

   2.  Changes in Securities - None
         (a)       None
         (b)       None
         (c)       None
         (d)       None


   3.  Defaults upon Senior Securities - None

   4.  Submission of Matters to a vote of Security Holders

       On  August  23,  2000,   the  Company  held  its  annual  meeting   of
       shareholders.Shareholder's voted to elect the proposed slate of directors; approve the appointment of the Company's independent auditors; authorize the Company to retain professionals as needed for the Company's application to become a federal savings bank; and authorize the issuance of 10,000,000 additional shares of common stock, and up to an additional 4,000,000 shares of preferred stock as the Board of Directors shall determine.

   5.  Other Information - None


   6.  Exhibits and Reports on Form 8-K
       (a)    Exhibit (see exhibit list)
       (b) Reports on Form 8-K - (1) The Company filed current reports on Form 8-K on August 03, 2000, August 21, 2000 and September 20, 2000.

    ITEM 6(a) EXHIBIT LIST

                                 DESCRIPTION


    27   Financial Data Schedule

                                 SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             United Financial Mortgage Corp.

    December 11, 2000                 By:     /s/ Joseph Khoshabe
                                              ----------------------------
                                              Joseph Khoshabe
                                              Chairman and Chief Executive
                                              Officer

    December 11, 2000                 By:     /s/ Steve Khoshabe
                                              ----------------------------
                                              Steve Khoshabe
                                              Chief Financial Officer

    December 11, 2000                 By:     /s/ Robert S. Luce
                                              ----------------------------
                                              Robert S. Luce
                                              Secretary