Form 10QSB
period 2001-01-31
UNITED FINANCIAL MORTGAGE CORP
filed 2001-03-19
CIK 916823

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended January 31, 2001
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

      State the Number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                                Outstanding at
                 Class                         January 31, 2001
          Common Stock, No Par Value              4,059,929

      Transitional Small Business Disclosure Format (check one)
      Yes [  ]    No  [X]

                         UNITED FINANCIAL MORTGAGE CORP.
                         QUARTERLY REPORT ON FORM 10-QSB
                         QUARTER ENDED JANUARY 31, 2001

                                TABLE OF CONTENTS

      PART I    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Balance Sheets (Unaudited) January 31, 2000 and 2001    3

                Statement of Operations (Unaudited) - nine months       5
                ended January 31, 2000 and 2001

                Statement of Stockholder's Equity (Unaudited) - nine
                months ended January 31, 2000 and 2001                  6

                Statements of Cash January 31, 2000 and 2001            7

                Notes to Financial Statements (Unaudited)               8


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    15

      Part II   OTHER INFORMATION                                      18

      EXHIBITS                                                         19

      SIGNATURES                                                       20

                         United Financial Mortgage Corp.
                                  Balance Sheet
                                   (Unaudited)


                                      Nine Months Ended      Nine Months Ended
                                       January 31, 2000       January 31, 2001
           ASSETS
      Current Assets:
        Cash                        $      4,192,525           $    5,630,616
        Loans Held For Sale               13,848,686               36,902,773
        Accounts Receivable                  177,934                  133,047
        Due From Employees                    25,700                   16,300
        U.S. Savings Bonds                     2,000                        0
        Notes Receivable                     100,000                   64,500
        Deferred Tax Asset                   153,907                   30,452
        Prepaid Expense                       82,490                   93,426
            Total Current Assets          18,583,243               42,871,113

      Furniture, Fixtures & Equipment
        Cost                                 716,280                  718,248
        Accumulated Depreciation            (368,775)                (458,818)
        Net Furn, Fix, & Equipment           347,505                  259,930

      Other Assets:
        Servicing Rights                     327,523                  315,979
        Land Investments                           0                  131,500
        Escrow Deposits                        8,223                        0
        Security Deposits                     20,729                   31,105
        Investment                           105,850                  140,053
        Goodwill Net                         112,835                  111,487
           Total Other Assets                575,160                  730,124

           Total Assets                   19,505,908               43,861,167


           The accompanying Notes are an integral part of this statement


                        United Financial Mortgage Corp.
                                  Balance Sheet
                                   (Unaudited)


                                    Nine Months Ended        Nine Months Ended
                                     January 31, 2000         January 31, 2001

      LIABILITES AND STOCKHOLDERS EQUITY

      Current Liabilities:
        Accounts Payable            $        195,596           $      380,268
        Leases Payable-Short Term             10,404                   10,000
        Accrued Expenses                     137,675                  366,139
        Taxes Payable                              0                  133,815
        Escrow Payable                         8,223                   37,764
        Notes Payable - Current           12,654,986               35,961,630
           Total Current Liabilities      13,006,884               36,889,617
        Leases Payable-Long Term              16,210                    8,000
                Total Liabilities         13,023,094               36,897,617

      Stockholders' Equity
        Common Shares, 20,000,000
        Authorized, No Par Value,
        Shares Issued and Outstanding;
        3,895,329 at Jan 31, 2000
        and 4,059,929 at Jan 31, 2001.    6,521,030                 6,577,256

      Preferred Shares, 5,000,000
        authorized, No Par Value, 63
        Series A Redeemable Shares
        Issued And Outstanding at
        Jan 31, 2000 and Jan 31, 2001.      315,000                   315,000

      Retained Earnings                    (353,216)                   71,294

           Total Stockholders Equity      6,482,814                 6,963,550

           Total Liabilities Plus
           Stockholders Equity           19,505,908                43,861,167




           The accompanying Notes are an integral part of this statement

                      United Financial Mortgage Corp.
                       Condensed Statement of Income
                                (Unaudited)

                             Three Months  Nine Months Three Months  Nine Months
                                Ended         Ended       Ended         Ended
                             Jan 31, 2000 Jan 31, 2000 Jan 31, 2001 Jan 31, 2001
     Revenues:
        Commissions & Fees   $ 2,080,633   $ 6,971,000  $ 2,999,679  $ 8,226,808
        Interest Income          326,071     1,243,268      818,061    1,871,401
        Other Income & Expenses  (11,329)      (14,724)           0            0
              Total Revenues   2,395,374     8,199,543    3,817,740   10,098,210

      Expenses:
        Salaries & Commiss   $ 1,489,936   $ 4,766,792  $ 1,887,760  $ 5,216,413
        Selling & Admin        1,148,956     2,642,840      892,300    2,391,915
        Depreciation              38,152       112,143       38,152      125,092
        Interest Expense         285,049     1,190,399      772,017    1,783,822
              Total Expenses   2,962,093     8,712,174    3,590,229    9,517,241

      Income (loss) Before
         Income Taxes           (566,719)     (512,631)     227,511      580,968
      Income Tax Provision      (297,087)     (407,917)      69,233      179,265
      Net Income Applicable
         To Common Shareholders (269,632)     (104,713)     158,278      401,704

      Basic Net Income
         Per Common Share        (0.0692)      (0.0269)      0.0390       0.0989
      Diluted Net Income
         Per Common Share        (0.0652)      (0.0253)      0.0382       0.0970

      Shares used in computation
         of Basic Net Income
         Per Share             3,895,329     3,895,329    4,059,929    4,059,929
      Shares used in computation
         of Diluted Net Income
         Per Share             4,137,329     4,137,329    4,139,929    4,139,929






          The accompanying Notes are an integral part of this statement

                         United Financial Mortgage Corp.
                        Statement of Stockholders Equity
                       Nine Months Ended January 31, 2001
                                   (Unaudited)


                                       Common   Preferred  Retained
                                        Stock    Stock     Earnings    Total

      Balance, April 30, 2000       6,510,938     315,000 (330,409)   6,495,529

      Retirement of 10,000 Shares     (16,615)                          (16,615)

      Net Income for the Period
         Ended July 31, 2000                                71,465       71,465

      Retirement of 4,000 Shares       (6,038)                           (6,038)

      Net Income for the Period
         Ended October 31, 2000                            171,960      171,960

      Retirement of 12,200 Shares      (8,530)                           (8,530)

      Net Income for the Period
         Ended January 31, 2001       158,278                           158,278

      195,000 Options Exercised        97,500                            97,500

      Balance, January 31, 2001     6,577,256     315,000   71,294    6,963,550





           The accompanying Notes are an integral part of this statement

                         United Financial Mortgage Corp.
                             Statement of Cash Flows
                                   (Unaudited)

                                            Nine Months Ended  Nine Months Ended
                                               Jan 31, 2000      Jan 31, 2001
   CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income or                         $     (104,713)     $   401,704
        Adjustment to Reconcile Net Income
        To Net Cash Provided by Op. Activities
           Depreciation                               92,263           93,017
           Changes In:
             Prepaids & Other Current Assets          80,065          108,915
             Accrued Expenses & Other
             Current Liabilities                    (398,227)         (34,068)
             Accounts Payable                        (40,356)         125,475
             Deferred Tax Asset                            0           48,794
             Deposits                                 48,244           (7,688)
      NET CASH PROVIDED BY OPERATING
           ACTIVITIES                               (322,724)         736,149

      CASH FLOWS FROM INVESTING ACTIVITIES
             Land Sale                                     0          103,007
             Purchase of Fixed Assets                (70,761)         (13,079)
             Goodwill                                 19,880           12,075
             Investments                            (100,100)         (71,581)
             Servicing Rights                       (141,543)          12,595

      NET CASH PROVIDED FROM INVESTING
           ACTIVITIES                               (292,524)          43,017

      CASH FLOWS FROM FINANCING ACTIVITIES
            Notes Receivable                               0           61,099
            Notes Payable                                  0          407,545
           Changes in Short-Term Debt                 (1,891)          (4,093)
            Changes in Long-Term Debt                (15,341)          (5,341)
            Deferred Advisor Fees                     78,000                0
            Common Stock Redeemed                     (8,302)          66,318
            Mortgage Loans Made                   20,130,868       (5,261,464)
            Changes in Bank Line of Credit       (19,720,497)       5,981,230

      CASH PROVIDED (USED) BY FINANCING
           ACTIVITIES                                462,837        1,245,294

      INCREASE (DECREASE) IN CASH                   (152,412)       2,024,460
      Cash at Beginning of Period                  4,344,937        3,606,156

      Cash at End of Period                        4,192,525        5,630,616



           The accompanying Notes are an integral part of this statement

                         UNITED FINANCIAL MORTGAGE CORP.
                          Notes to Financial Statements

                                January 31, 2001
                                   (Unaudited)

   Interim Financial Data
       The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
   Article 10 of Regulation S-X.

       Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended
   April 30, 2000. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the nine month period ended January 31, 2001 are not necessarily indicative of the results that might be expected for the year ended April 30, 2001.

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

                       United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

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

                       United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

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

                       United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

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

            Amounts outstanding under the various credit facilities
                         consist of the following:

                                                             January 31, 2001
       $20 million mortgage warehouse credit facility
             at a commercial bank; interest at LIBOR;
             plus 160 basis points; expires 09/28/01             $ 17,283,015


       $25 million mortgage warehouse credit facility
             at a commercial bank; interest at commercial
             paper rate; plus 150 basis points. expires 03/01      17,308,761


       $2  million mortgage warehouse credit facility at
             a commercial bank; interest at LIBOR plus
             160 basis points; expires 09/28/01                       962,309


                          Total                                  $ 35,554,085


   Retirement Plan
        The Company has a 401K plan covering all eligible employees. Company contributions to the plan are discretionary.

                       United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

   Lease Commitments
           The Company conducts its operations from leased premises and has several equipment leases as part of standard business practice. The following table reveals the estimated minimum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $80,000, for the three months ended
   January 31, 2001.

           Future minimum rental payments for the next five years at January 31, 2001 are as follows:

                       Year Ending April 30,             Operating Leases
                            2001                             294,299
                            2002                             255,269
                            2003                             209,693
                            2004                             124,892
                            2005                              74,151
                                  Total Commitment         $ 958,304

        Future lease payments capital leases at January 31, 2001:

                       Year Ending April 30,             Capital Leases
                            2001                              17,573
                            2002                              12,008
                            2003                               5,415
                            2004                                 451
                                  Total Commitment          $ 35,447

             Less Interest                                    17,447
               Less Short Term                                10,000
             Long Term                                      $  8,000

                       United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

   Income Taxes
           The income tax provision consists of the following for the period ended January 31st:

                                             2000                2001
                Current:
                     Federal          $   (61,769)          $  189,559
                     State                (12,717)              39,027
                     SubTotal             (74,486)             228,586

                Deferred:
                     Federal              (65,903)             100,719
                     State                (13,568)              20,736
                     SubTotal             (79,471)             121,455

                Total                    (153,957)             350,041

           The components of the deferred tax asset (liability) are as follows for the period ending January 31st:

                                           2000                   2001
           Loss Carry-Forward                 0                229,143
           Accelerated Depreciation      63,250                 47,437
           Deferred Receivables        (327,523)              (343,669)

           Deferred Tax Asset(Liab)    (264,324)               (67,089)
           Valuation Allowance          207,347                 97,541

           Net Deferred Tax Asset
             (Liability)           $    (56,977)             $  30,452

                       United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements

    Series A Preferred Stock
        The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. No dividend was declared for the periods ended January 31, 2000 and 2001.

   Stockholders' Equity
      Warrants
        At January 31, 2001, the Company had total warrants outstanding to purchase 80,000 shares of the Company's Common Stock. The exercise price of the warrants are at $7.40 per share.

         Warrants for 22,000 shares and 58,000 expired on the fifth anniversary of their issuance which was in a recent previous quarter. Warrants for 195,000 shares that were due to expire on November 15, 2000 were exercised during the most recent quarter at $.50 per share.

        The Company has reserved 80,000 common shares for issuance upon exercise of all warrants.

         In March of 1999, the Company implemented a stock repurchase program. As of January 31, 2001, the Company has purchased 35,100 shares and has returned such shares to `authorized but not issued' shares.

   Servicing
         During the recent period ended January 31, 2001, the Company has continued to build its servicing portfolio. As of the balance sheet date, the servicing portfolio was eighteen million, fifty five thousand, nine hundred sixty three dollars (18,055,963) in residential loans.

   Stock Option Plan
        In December, 1993 the Company adopted the Non-Qualified and Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for options under the plan is the fair market value of the Common Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options may be exercisable immediately, after a period of time or in installments, and expire on the tenth anniversary of the grant. The plan will terminate in December, 2003. The total number of shares granted as of January 31, 2001 was 174,000.

   Contingencies
        The Company is a defendant in a series of complaints relating to its business activities. The Company has aggressively defended its position in these matters and has filed counter-claims in certain of the cases. The Company does not believe the outcome of these lawsuits will have a material impact on its financial statements.

                     United Financial Mortgage Corp.
                     Notes to Unaudited Financial Statements
   Expansion
        On January 9, 1998, the Company purchased certain assets of Mortgage Service of America, Inc. for $187,291 under the purchase method of accounting. MSA is in the mortgage loan origination business and originated primarily first mortgages. The purchase price was paid in cash. Assets in the amount of $50,000 are being depreciated over their useful lives and goodwill of $137,291 will be amortized over
   17.5 years.

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



                                      Period ended January 31, 2001
                                       Income            Shares       Per Share
                                      (Numerator)    (Denominator)      Amount

         Basic Earnings Per Share
         Income Available to Common
              Shareholders             401,704         4,059,929       0.0989

         Effect of Dilutive Securities                    80,000

         Diluted Earnings Per Share
              Income Available to
              Common Shareholders      401,704         4,139,929       0.0970

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

      Results of Operations
           Nine Months Ended January 31, 2001

         Commission and fee revenue increased from $6,971,000 for the nine months ended January 31, 2000 to $8,226,808 for the nine months ended January 31, 2001. This percentage increase of approximately 18.0% primarily is the result of an increase in the number of loan originations. The increase in loan originations was largely the result of an increase in production from new branch offices and a favorable interest rate environment.

          Interest income increased from $1,243,268 for the nine months ended January 31, 2000 to $1,871,401 for the nine months ended January 31, 2001. This increase was attributable to the increase in loan originations and interest income on invested capital.

         Salary and commission expense increased from $4,766,792 for the nine months ended January 31, 2000 to $5,216,413 for the nine months ended January 31, 2001. The increase was attributed to the increasing cost of wholesale originations through the premiums that are paid for these originations.

         Selling and administrative expenses decreased from $2,642,840 for the nine months ended January 31, 2000 to $2,391,915 for the nine months ended January 31, 2001. This decrease reflects the benefits of previous infrastructure initiatives put in place.

        Depreciation and amortization expense increased from $112,143 for the nine months ended January 31, 2000 to $125,092 for the nine months ended January 31, 2001. This principally resulted from technology investments made during previous fiscal years.

        Interest expense increased from $1,190,399 for the nine months ended January 31, 2000 to $1,783,822 for the nine months ended January 31, 2001. This increase was the result of increased use of warehouse lines of credit to fund the increased loan originations.

   Liquidity and Capital Resources
         During the nine months ended January 31, 2000 and January 31, 2001, net cash generated(used) by operating activities was ($322,724) and $736,149, respectively. Net cash generated by operating activities increased from the first nine months of 2000 to the first nine months of 2001 due to an increase in net income and the cash flow impact of the deferred tax asset from year to year.

         Net cash generated(used) by investing activities changed from ($292,524) for the nine months ended January 31, 2000 to $43,017 for the nine months ended January 31, 2001. The change from 2000 to 2001 largely was attributable to the sale of property in fiscal year 2001 and the revaluation of servicing rights in 2001.

         Cash flow from financing activities for the first nine months of 2000 and first nine months of 2001 was $462,837 and $1,245,294, respectively. The change from year to year was primarily due to the fluctuation in mortgage loans held for sale from period to period.

         The net cash flow from operating, financing, and investing activities was ($152,412) for the first nine months
   2000 and $2,024,460 for the first nine months 2001.

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

         During the first nine months of fiscal year 2001, the Company has continued to pursue its strategy of servicing mortgage loans. In order to engage in this business, the Company has retained the servicing rights on loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available. The Company has employed capital to finance the retention of servicing rights.
   This capital principally has been expended to pay the costs associated with loan origination, such as loan officer compensation, broker commissions, and miscellaneous overhead expenses. However, the retention of servicing rights is expected to create an asset on the Company's balance sheet and create future cash flow streams.

   Industry Trends
          Interest rates in recent quarters have remained flat to slightly lower. This has benefited the Company in the short
   term through an increase in loan origination activity.   In the
   near term, with the fact that recessionary pressures are in existence the Company expects interest rates to remain at or decrease from current interest rates. Obviously, there is no guarantee that this trend will continue in the future.

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

   PART II - OTHER INFORMATION


      ITEM

     1. Legal Proceedings - Item 3. Entitle "Legal Proceedings" is incorporated herein(by Reference from the Company's
         Annual Report on Form 10-KSB as Filed with United State
         Securities Exchange Commission on July 31,2000

      2.   Changes in Securities - None
           (a)       None
           (b)       None
           (c)       None
           (d)       None


      3.   Defaults upon Senior Securities - None

      4.   Submission of Matters to a vote of Security Holders-None

      5.   Other Information - None

      6.   Exhibits and Reports on Form 8-K
           (a)       Exhibit (see exhibit list)
           (b) Reports on Form 8-K - (1) The Company filed current reports on Form 8-K on December 20, 2000.

    ITEM 6(a) EXHIBIT LIST

                                   DESCRIPTION


      27   Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               United Financial Mortgage Corp.


     March 19, 2001                 By:    /s/ Joseph Khoshabe
                                           Joseph Khoshabe
                                           Chairman and Chief Executive Officer

     March 19, 2001                 By:    /s/ Steve Khoshabe
                                           Steve Khoshabe
                                           Chief Financial Officer

     March 19, 2001                 By:    /s/ Robert S. Luce
                                           Robert S. Luce
                                           Secretary