Form 10KSB
period 2001-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 2001-07-30
CIK 916823

U.S. SECURITIES AND EXHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-KSB

 (Mark One)

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-KSB
   [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended April 30, 2001
                                      OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the transition period from              to
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

      Check whether the issuer (1) filed all  reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there  is no  disclosure of delinquent  filers in  response to
 Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State Issuer's revenues for its most recent fiscal year.....$14,941,675

 The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,563,187 on July 30, 2001.

      (Issuers involved in bankruptcy proceedings during the past five years) Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

      (Applicable only to corporate registrants) State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 4,095,029.

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

 Transitional Small Business Disclosure Form (Check one): Yes [  ]  No [X]

                                    PART I

 Item 1. Description of Business

      The Company was formed as an Illinois corporation in April of 1986 to engage in the business of mortgage banking. The Company is licensed as a mortgage banker in 38 states. The Company also does business in other states that do not have mortgage banking licensure statues, including, Idaho, Kansas, Montana, Ohio, Oklahoma, West Virginia and Wyoming. The Company's mortgage banking business principally has focused on retail and wholesale residential mortgage origination activities. The Company is expanding its mortgage servicing activities by retaining servicing on selected loans that it produces. The Company's principal lines of business are conducted through the Retail Origination Division, the Wholesale Origination Division and the Servicing Division. The Company's Retail and Wholesale Origination business is principally conducted in the states of Illinois, California and Nevada.

      The loans that the Company originates and expects to service primarily are first mortgages secured by single (one to four units) family residences. In addition the Company may originate, sell and service loans secured by first mortgages on multi-family residential properties (more than four units).

      The Company's loan production activities generate revenue through (i) origination fees and gains on the sale of loans to broker-dealers and institutional investors, and (ii) interest on mortgage loans held, or "warehoused" from their origination or purchase until their sale to broker-dealers and institutional investors.

      The Company's loan servicing division produces income from loan servicing fees.

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

      At this time, the Company's primary sources of loan originations are its Wholesale and Retail Divisions. On April 30, 2001, the Company's Retail Division operated thirteen (13) full service retail origination offices. At such date, the retail offices were located in three (3) states plus the Virgin Islands. These officer were staffed by approximately 60 employees, including commission-based loan officers. The retail offices are currently located as follows: Oak Brook, Oak Park, Bensenville, Mount Prospect, Countryside, Cicero, and Chicago(3), Illinois; Las Vegas, NV, Miami, FL, and the U.S. Virgin Islands. Wholesale origination principally is conducted from the Company's offices in Oak Brook, Illinois, Lombard, Illinois, Fair Oaks, Chatsworth, and Irvine, California.

 The Wholesale Origination Division

      Wholesale loan origination involves the funding by the Company of loans submitted by non-affiliated mortgage brokers. The Company realizes revenues from the sale of such loans to investors for a price greater than the amount paid to the mortgage broker. The timing of the sale of loans to investors and failure to comply with investor underwriting guidelines could result in losses on loan sales. Management believes that substantially all underwriting and related issues generally are resolved with the investor prior to closing. It is management's experience that wholesale loan origination tends to be less profitable on a per loan basis than retail origination, but expansion into the wholesale sector is less costly than retail origination because wholesale origination does not require the establishment of costly office space and the related overhead expense. This operating structure enables the Company to quickly enter new markets.

      The Company's Wholesale Division has operations in Oak Brook and Lombard Illinois, and three locations in California; Fair Oaks, Chatsworth, and Irvine. The Wholesale Division of the Company acquires loans from a network of mortgage brokers and other financial intermediaries, including banks, who are screened by the Company.

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

      The Company's underwriting guidelines for "non-conforming" loans are based upon the underwriting standards established by investors to whom such loans are sold. "Non-Conforming" loans generally include loan products that do not comply with the underwriting guidelines of Freddie Mac, Fannie Mae, FHA or VA. Non-conforming loans generally are underwritten by the Company in accordance with the underwriting guidelines of the applicable investor who purchases the loans.

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

      The Company believes that an important source for its loan-servicing portfolio is loans produced by the Company. The servicing rights for selected loans are retained by the Company after such loans are sold to investors. In addition, the Company may supplement its servicing portfolio by purchasing mortgage servicing rights relating to loans originated by other lenders. Such purchases will be made only after the Company has conducted a due diligence analysis of the loan portfolio, with the advise of unaffiliated advisors who are experts in respect to such portfolio's.

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


 Item 2. Description of Property

      The Company's corporate and administrative headquarters are located in leased facilities in Oak Brook, Illinois. These facilities comprise approximately 4,800 square feet of space in a building leased by the Company for a ten year term at annual rate of approximately $9.50 to $15.63 per square foot, triple net, which lease expires in 2003. In addition, at April 30, 2001, the Company leased an aggregate of approximately 2,000 square feet in Lombard, Illinois, 1,146 square feet in Las Vegas, Nevada; 1,475 square feet in Irvine, California; 3,380 square feet in Chatsworth, California and 1,572 square feet in Fair Oaks, California. The Company also has several other locations with significantly smaller lease committments. The aggregate annual lease payments on properties leased by the Company as of April 30, 2001 was $485,146. The Company believes that its present facilities are adequate for its current level of operations. None of the Company's leased facilities are leased from affiliates of the Company.

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


 Item 4. Submission of Matters to a Vote of Security Holders.

      On August 25, 2000, the Company conducted its Annual Meeting of Shareholders and shareholders approved management's recommendation regarding the election of directors, the appointment of independent auditors and vote on an increase to the authorized capital voting stock of the Company.


 Item 5. Market for Common Equity and Related Stockholder Matters.

      Market Information

      The Company's registration statement regarding 800,000 shares of Common Stock became effective with the United States Securities and Exchange Commission on May 26, 1998. The Company's Common Stock began trading on the Chicago Stock Exchange ("CSX") on May 27, 1998 at a price of $6.50 per share.

      The Company's Common Stock is traded on CSX under the symbol UFM.

      The range of high and low sale prices of the Company's Common Stock, as reported by the CSX from May 1, 2000 through July 20, 2001 were $0.50 and $2.13, respectively.

      Holders. As of July 20, 2001, there were approximately 525 holders of record of the shares.

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

    Results of Operations

       Two Years Ended April 30, 2000  and April 30, 2001

       The fiscal year ended April 30, 2001 was a period of significant accomplishment for the Company. Loan volume and revenues increase substantially from year to year. In fact, both revenue and loan volume were at all time highs in the year ended April 30, 2001.

        Commission and fee revenue increased from $9,051,395 for the twelve months ended April 30, 2000 to $12,308,475 for the twelve months ended April 30, 2001. This is a percentage increase of approximately 36.0%.

        Interest income increased from $1,824,6033 for the twelve months ended April 30, 2000 to $2,563,961 for the twelve months ended April 30, 2001. This increase was attributable to two main factors; and an increase in loan originations and higher interest income on invested capital.

       Salary and commissions expenses increased from $6,408,302 for the twelve months ended April 30, 2000 to $8,288,585 for the twelve months ended April 30, 2001. The increase was attributed to two main factors: continued investment in the expansion of the Company's sales organization and the increasing cost of premiums paid on wholesale originations.

       Selling and administrative expenses decreased from $3,039,924 for the twelve months ended April 30, 2000 to $2,971,475 for the twelve months ended April 30, 2001.

       Depreciation and amortization expense increased from $127,414 for the twelve months ended April 30, 2000 to $131,038 for the twelve months ended April 30, 2001. This increase principally resulted from technology investments made during previous fiscal years. This investment is in line with the Company's strategy of technological advancement and infrastructure improvements.

      Interest expense increased from $1,439,021 for the twelve months ended April 30, 2000 to $2,509,979 for the twelve months ended April 30, 2001. This increase was the result of an increase in loan originations.

 Liquidity and Capital Resources

       During the twelve months ended April 30, 2000 and April 30, 2001, net cash generated(used) by operating activities was $267,329 and $1,660,057 respectively. Net cash generated by operating activities increased from year to year largely due to the fluctuation in net income and the increase in accrued expenses and accounts payable.

       Net cash generated(used) by investing activities decreased from ($528,945) for the fiscal year ended April 30, 2000 to ($338,258) for the fiscal year ended April 30, 2001. The change in cash from 2000 to 2001 was largely attributable to the purchase of two properties in 2000 and the sale of one of those in 2001. This was partially offset by the increase in retaining servicing rights on certain closed loans during the time periods.

       Cash flow from financing activities for the fiscal year 2000 and fiscal year 2001 was ($477,165) and $565,768 respectively. This change resulted largely from the fluctuation in loans held for sale and the associated notes payable on these loans.

       Therefore, the net cash flow from operating, financing, and investing activities was ($738,781) for the fiscal year ended April 30, 2000 and $1,887,567 for the fiscal year ended April 30, 2001.

       Capital expenditures for the year ended April 30, 2001 were approximately $90,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. These capital expenditures include a new accounting system and a new secondary marketing system. The purchase of these items coincides with the strategy of using technology as a competitive advantage. The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings.

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

 Item 7. Financial Statements

                       UNITED FINANCIAL MORTGAGE CORP.

                             FINANCIAL STATEMENTS

                              TABLE OF CONTENTS


                                                                  Page
                                                                  ----
 Table of Contents                                                  9

 Report of Independent Certified Public Accountants                10

 Balance Sheet at April 30, 2000 and 2001                         11-12

 Statement of Income for the years ended April 30, 2000 and 2001   13

 Statement of Stockholders' Equity for the years ended
   April 30, 2000 and 2001                                         14

 Statement of Cash Flows for the years ended April 30, 2000
   and 2001                                                        15

 Notes to Financial Statements                                    16-22

                        INDEPENDENT AUDITOR'S REPORT

                       UNITED FINANCIAL MORTGAGE CORP.

      Financial Statements as of April 30, 2000 and April 30, 2001 together with the Independent Auditors' Report

 To the Board of Directors and Stockholders of United Financial Mortgage Corp.

      We have audited  the accompanying  balance sheets  of United  Financial
 Mortgage Corporation as of April 30, 2000 and April 30, 2001, and the related statements of income, stockholders' equity and cash flows for the periods ended April 30, 2000 and April 30, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Financial Mortgage Corporation as of April 30, 2000 and April 30, 2001 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

                               CRAIG SHAFFER AND ASSOCIATES, LTD., C.P.A.

 Des Plaines, Illinois
 July 25, 2001

 Respectfully submitted,

 By: /S/ Craig Shaffer
 Craig Shaffer and Associates, Ltd.
 Certified Public Accountants


                       United Financial Mortgage Corp.
                               Balance Sheet
 =============================================================================

                                                 Year Ended       Year Ended
                                               April 30, 2000   April 30, 2001
                                                 -----------     ------------
 Assets
 Current Assets:
    Cash                                        $  3,606,156    $   5,493,723
    Loans Held for Sale                           31,641,309       53,096,619
    Accounts Receivable                              204,623          154,638
    Due from Employees                                12,401           21,873
    Deferred Tax Asset                                75,079           32,271
    U.S. Savings Bond                                  2,000                0
    Note Receivable                                  125,599           71,500
    Prepaid Expense                                  132,663          162,979
                                                 -----------     ------------
        Total Current Assets                    $ 35,799,830    $  59,033,603


 Furniture, Fixtures & Equipment:
    Cost                                        $    705,669    $     793,275
    Accumulated Depreciation                        (365,801)        (480,168)
                                                 -----------     ------------
    Total Furniture, Fixtures & Equipment       $    339,868    $     313,107


 Other Assets:
    Servicing Rights                            $    328,574    $     591,593
    Land Investments                                 234,507          126,000
    Security Deposits                                 23,417           43,954
    Investments                                       68,472          164,612
    Goodwill Net                                     123,562          114,409
                                                 -----------     ------------
        Total Other Assets                      $    778,532    $   1,040,568


               Total Assets                     $ 36,918,230    $  60,387,278
                                                 ===========     ============

             The accompanying notes are an integral part of this statement


                        United Financial Mortgage Corp.
                                Balance Sheet
 =============================================================================

                                                 Year Ended       Year Ended
                                               April 30, 2000   April 30, 2001
                                                 -----------     ------------
 Liabilities and Stockholders' Equity
 Current Liabilities:
    Accounts Payable                            $    254,793    $     511,372
    Leases Payable                                    14,093            8,086
    Accrued Expenses                                 519,659          687,758
    Taxes Payable                                          0           48,284
    Deferred Income Taxes                                  0          149,590
    Dividends Payable                                 38,500                0
    Escrow Payable                                    13,627           79,789
    Notes Payable - Current                       29,568,688       51,444,943
                                                 -----------     ------------
             Total Current Liabilities          $ 30,409,360    $  52,929,822

 Non-Current Notes Payable:
    Leases Payable                              $     13,341    $       5,254
    Deferred Income Tax                         $          0    $      22,098
                                                 -----------     ------------
             Total Non-Current Liabilitie       $     13,341    $      27,352

                      Total Liabilities           30,422,701       52,957,174

 Stockholders' Equity
    Common Shares, 20,000,000 Authorized, No
      Par Value, Shares Issued and Outstanding;
      3,900,029 at April 30, 2000 and 4,095,029
      at April 30, 2001.                        $  6,536,403    $   6,633,903
    Treasury Stock, 8,880 Shares at April 30,
      2000 and 35,080 Shares at April 30, 2001
      Recorded at Cost                               (25,465)         (56,647)
    Preferred Shares, 5,000,000 Authorized,
      No Par Value, Series A Redeemable Shares
      63 Issued and Outstanding April 30, 2000
      and April 30, 2001.                            315,000          315,000
    Retained Earnings                               (330,409)         537,848
                                                 -----------     ------------
             Total Stockholders' Equity         $  6,495,529    $   7,430,104


  Total Liabilities and Stockholders' Equity    $ 36,918,230    $  60,387,278
                                                 ===========     ============

             The accompanying notes are an integral part of this statement


                        United Financial Mortgage Corp.
                             Statement of Income
 =============================================================================

                                                 Year Ended       Year Ended
                                               April 30, 2000   April 30, 2001
                                                 -----------     ------------
 Revenues:
    Commissions and Fees                        $  9,051,395    $  12,308,475
    Interest Income                                1,824,603        2,563,961
    Other Income and Expense                          20,326           69,239
                                                 -----------     ------------
               Total Revenues                   $ 10,896,324    $  14,941,675



 Expenses:
    Salaries & Commissions                      $  6,408,302    $   8,288,585
    Selling & Administrative                       3,039,924        2,971,475
    Depreciation and Amortization                    127,414          131,038
    Interest Expense                               1,439,021        2,509,979
                                                 -----------     ------------
               Total Expenses                   $ 11,014,661    $  13,901,077



 Income (Loss) Before Income Taxes              $   (118,337)   $   1,040,598

       Income Tax Provision                           75,079          172,341

 Net Income (Loss)                                   (43,258)         868,257

       Less Dividends Paid on Preferred Stock        (38,500)               0
                                                 -----------     ------------
 Net Income (loss) Applicable to
   Common Shareholders                          $    (81,758)   $     868,257
                                                 ===========     ============


    Basic Net Income (loss) Per Share           $      (0.02)   $         .21
     Diluted Net Income Per Share               $      (0.02)   $         .20

     Shares used in computation of basic
       net income per share                        3,900,029        4,095,029
     Shares used in computation of diluted
       net income per share                        4,200,029        4,337,529


             The accompanying notes are an integral part of this statement

                       United Financial Mortgage Corp.
                      Statement of Stockholders' Equity
                   For the Years Ended April 30, 2000 and 2001
 =============================================================================================

                                 Common       Preferred   Treasury     Retained
                                  Stock         Stock       Stock       Earnings       Total
                               ----------    ---------   ---------    ----------    ----------
 Balance, April 30, 1999      $ 6,536,403   $  315,000  $   (7,071)  $  (248,651)  $ 6,595,681

 Repurchase of 7,070 Shares   $         0   $           $  (18,394)  $             $  (18,394)

 Dividend Declared                                                       (38,500)     (38,500)

 Net Loss for Year                                                       (43,258)     (43,258)
                               ----------    ---------   ---------    ----------    ----------
 Balance, April 30, 2000      $ 6,536,403   $  315,000  $  (25,465)  $  (330,409)  $ 6,495,529

 Repurchase of 26,200 Shares  $         0   $           $  (31,182)  $             $  (31,182)

 Exercise of Warrants              97,500                                              97,500

 Net Income for Year                                                     868,257      868,257
                               ----------    ---------   ---------    ----------    ----------
 Balance, April 30, 2001      $ 6,633,903   $  315,000  $  (56,647)  $   537,848   $ 7,430,104
                               ==========    =========   =========    ==========    ==========


             The accompanying notes are an integral part of this statement


                        United Financial Mortgage Corp.
                           Statement of Cash Flows
 ==============================================================================

                                                   Year Ended      Year Ended
                                                 April 30, 2000  April 30, 2001

                                                  -----------     ------------
 Cash Flows from Operating Activities
 Net Income or (Loss)                            $    (43,258)   $     868,257
 Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
    Depreciation                                      127,414          131,038
 Changes in:
    Prepaid & Other Current Assets                    157,971           12,197
    Accrued Expenses & Other Current Liabilities       27,661          283,643
    Accounts Payable                                   18,841          256,579
    Deposits                                           53,779          (20,537)
    Deferred Taxes                                    (75,079)         128,880
                                                  -----------     ------------
 Net Cash Provided by Operating Activities       $    267,329    $   1,660,057

 Cash Flows from Investing Activities
 Investments                                     $    (62,722)   $     (96,140)
 Land Purchase                                       (234,507)         108,507
 Purchase of Fixed Assets                             (89,122)         (87,606)
 Servicing Rights                                    (142,594)        (263,019)
                                                  -----------     ------------
 Net Cash Provided from Investing Activities     $   (528,945)   $    (338,258)

 Cash Flows from Financing Activities
 Stock Repurchase                                $    (18,394)   $     (31,182)
 Notes Receivable                                     (15,599)          54,099
 Changes in Short Term Debt                             1,798           (6,007)
 Changes in Long Term Debt                            (18,210)          (8,087)
 Officers Loans                                         2,439                0
 Deferred Advisor Fees                                 78,000                0
 Common Stock Proceeds Net                                  0           97,500
 Mortgage Loans Made                                2,338,245      (21,455,310)
 Changes in Bank Line of Credit                    (2,806,944)      21,876,255
 Preferred Stock Dividend                             (38,500)          38,500
                                                  -----------     ------------
 Net Cash Provided (Used) by
   Financing Activities                          $   (477,165)   $     565,768

 Increase or (Decrease) in Cash                  $   (738,781)   $   1,887,567

 Cash at Beginning of Period                     $  4,344,937    $   3,606,156
                                                  -----------     ------------
 Cash at End of Period                           $  3,606,156    $   5,493,723
                                                  ===========     ============
 Supplemental Information:
    Interest Paid                                $  1,370,444    $   2,667,202
    Taxes                                              63,398                0
                                                  -----------     ------------
                                                 $  1,433,842    $   2,667,202


             The accompanying notes are an integral part of this statement


                      United Financial Mortgage Corp.
                    Notes to Audited Financial Statements
 ============================================================================


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

 Revenue Recognition

      Revenue is recognized when loans are sold after closings. Interest income from mortgages held by the Company and from short-term cash investments is recognized as earned.

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

                      United Financial Mortgage Corp.
                    Notes to Audited Financial Statements
 ============================================================================

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

 Fixed Assets

      Fixed assets consist of furniture, fixtures, equipment and leasehold improvements and are recorded at cost and are depreciated using the straight-line method over their estimated useful lives. Furniture, fixtures and equipment are depreciated over 5-7 years and leasehold improvements over the shorter of the lease term or the estimated useful life of the asset. Upon asset retirement or other disposition, cost and the related allowance for depreciation are removed from the accounts, and gain or loss is included in the statement of income. Amounts expended as repairs and maintenance are charged to operations.

                                          April 30, 2000     April 30, 2001
                                              --------            --------
      Furniture                              $ 215,785           $ 240,412
      Equipment                              $ 421,402           $ 484,381
      Equipment Under Capital Lease          $  68,482           $  68,482
                                              --------            --------
                                               705,669             793,275


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

                      United Financial Mortgage Corp.
                    Notes to Audited Financial Statements
 ============================================================================

 Transfers and Servicing of Financial Assets and Extinguishments of
 Liabilities

      In June 1997, the Financial Accounting Standards Board ('FASB') ISSUED Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income.) ("SFAS 130"). SFAS 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of comprehensive income, it should not have any impact on the Company's results of operations, financial position or cash flows. Comprehensive income and regular income are one and the same for the current period.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about segments of an Enterprise and Related Information." ("SFAS 131"). SFAS 131 is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Therefore, the Company has adopted the new requirements.

      In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of liabilities." SFAS No. 125 supersedes SFAS No. 122 and is effective prospectively for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Under SFAS No. 125, servicing of mortgage loans becomes a distinct asset or liability only when contractually separated from the underlying loans by sale or securitization of the loans with servicing retained or separate purchase or assumption of the servicing rights. Therefore, the Company has adopted the new requirements.

                      United Financial Mortgage Corp.
                    Notes to Audited Financial Statements
 ============================================================================

 Notes Payable

      The Company has mortgage warehouse credit facilities aggregating $85 million with several commercial banks and other financial institutions. These credit facilities are used to fund approved mortgage loans and are collateralized by mortgage loans. The Company is not required to maintain compensating balances.

      Amounts outstanding under the various credit facilities consist of the following:

                                                              April 30, 2001
    $23 million mortgage warehouse credit facility at a
    commercial bank; interest at Libor plus 160 basis
    points expires 10/1/2001.                                   $ 17,183,830

    $2 million mortgage warehouse credit facility at a
    commercial bank; interest Libor plus 160 basis
    points expires 10/1/2001.                                      1,234,863

    $25 million mortgage warehouse credit facility at a
    commercial bank; interest commercial paper rate
    plus 150 basis points expires 04/30/2001.  This is
    not being renewed.                                             6,239,002

    $35 million mortgage warehouse credit facility at a
    commercial bank; interest Libor plus 145 basis
    points expires 09/01/2001.                                    26,394,703
                                                                 -----------
                     Total Warehouse Lines                      $ 51,052,398

    The company also has a short term note at 8% interest
    secured by a certificate of deposit in the amount of
    $408,000.                                                        392,545
                                                                 -----------
                     Total Short Term Credit                    $    392,545

                          Total                                 $ 51,444,943
                                                                 ===========


 Retirement Plan

      The Company has a 401K plan that all eligible employees may participate in. The plan is 100% contributory.

                      United Financial Mortgage Corp.
                    Notes to Audited Financial Statements
 ============================================================================

 Lease Commitments

      The Company conducts its operations from leased premises and with equipment under several operating leases. Total rent expense under these leases was approximately $459,783 for the year ended April 30, 2000 and $485,146 for the year ended April 30, 2001.

      Future operating rental payments for the next five fiscal years is as follows:

                  Year Ending April 30           Operating Leases
                  --------------------           ----------------
                          2002                      $ 508,182
                          2003                        409,500
                          2004                        312,296
                          2005                        184,358
                          2006                         22,636
                                                    ---------
                                                   $1,436,972

      Future lease payments capital leases for the next five fiscal years is as follows:

                  Year Ending April 30           Operating Leases
                  --------------------           ----------------
                          2002                     $    9,732
                          2003                          5,415
                          2004                          5,415
                          2005                            451
                                                    ---------
                               Total               $   21,013
                         Less Interest                  7,673
                                                    ---------
                         Less Short Term                8,086
                                                    ---------
                         Long Term                 $    5,254
                                                    =========

 Income Taxes

      The income tax provision consists of the following for the periods ended April 30:

                                    2000               2001
                                  --------          ---------
           Current:
                Federal          $     -0-         $   40,040
                State                  -0-              8,244
                                  --------          ---------
                                 $     -0-         $   48,284

           Deferred:
                Federal          $ (62,261)        $  102,876
                State              (12,818)            21,181
                                  --------          ---------
                                 $ (75,079)        $  124,057

           Total                 $ (75,079)        $  172,341
                                  ========          =========

                      United Financial Mortgage Corp.
                    Notes to Audited Financial Statements
 ============================================================================

      The components of the deferred tax asset (liability) are as follows for the periods ending April 30:
                                              2000              2001
                                           ----------         ---------
      Contributions                       $     1,283        $    1,283
      Loss carry-forward                     (282,627)                0
      Accelerated depreciation                (34,766)          (44,196)
      Deferred Receivables                    165,951          (299,180)
      Deferred Expenses                             0            64,542
                                           ----------         ---------
      Deferred Tax Asset (Liability)         (150,159)         (278,834)
      Valuation Allowance                     (75,080)          139,417
                                           ----------         ---------
      Net Deferred Tax Asset (Liability)  $  (270,599)       $ (139,417)
                                           ==========         =========

      The effective tax rate for the periods ended April 30, 2000 and April 30, 2001: the statutory Federal tax rate of 34%; and state tax rate of 7%.

 Series A Preferred Stock

      The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. A dividend of $67,665 was paid for the year ended April 30, 1999 and a dividend of $38,500 was paid for the year ended April 30, 2000.

 Stockholders' Equity

    Warrants

      At April 30, 2001, the Company had total warrants outstanding to purchase 80,000 shares of the Company's Common Stock. The exercise price of the warrants are $7.80 per share. Warrants for 80,000 shares expire May 2003.

      The Company has reserved 80,000 common shares for issuance upon exercise of all warrants.

                      United Financial Mortgage Corp.
                    Notes to Audited Financial Statements
 ============================================================================


      In March of 1999, the company started a stock repurchase program. As of April 30, 2001, the Company has purchased 35,080 shares.

 Servicing

      During the recent period ended April 30, 2001, the Company has continued to build a servicing portfolio. As of balance sheet date the servicing portfolio was thirty three million, eight hundred five thousand, three hundred twenty eight dollars ($33,805,328) in residential loans.
 Stock Option Plan

      In December 1993, the Company adopted the Non-Qualified and Incentive Stock Option Plan and established the number of common shares issueable under the plan at 500,000 shares. The exercise price for shares under the plan is the fair market value of the Common Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options will be exercisable immediately, after a period of time or in installments, and expire on the fifth anniversary of the grant. The plan will terminate in December 2003.

      During the period ending April 30, 1999, the Company granted options for a total of 74,500 shares of stock at $6.50 per share.

      During the period ending April 30, 2000, the Company granted options for 96,500 more shares of stock at $6.50 per share.

      During the period ending April 30, 2001, the company granted options for 65,000 more shares at 6.50 per share.

      At April 30, 2001, the Company had reserved 500,000 common shares for issuance upon exercise of all options.

                      United Financial Mortgage Corp.
                    Notes to Audited Financial Statements
 ============================================================================


 Contingencies

      The Company is involved in litigation in the normal course of business. This litigation is not expected to have a material effect on the Company's results of operations or financial condition.

 Expansion

      On October 9, 1998, the Company purchased the assets of Mortgage Service of America for $187,291 under the purchase method of accounting. Mortgage Service of America is in the mortgage business and does primary first mortgages. The purchase price was paid in cash. Assets in the amount of $50,000 are being depreciated over their useful lives and goodwill of $137,291 will be amortized over 15 years. Due to the method of accounting used by Mortgage Service of America, it is not possible to present a pro forma combined financial statement. If included, management does not believe it would present a material change.

 Credit Risk

 Financial instruments that potentially subject the Company to credit risk include cash balances at banks that exceeded the related federal deposit insurance by $9,112,598 at April 30, 2001.

                      United Financial Mortgage Corp.
                    Notes to Audited Financial Statements
 ============================================================================

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

      The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                          Year ended April 30, 2000
                                          -------------------------
                                    Income          Shares        Per Share
                                  (Numerator)    (Denominator)     Amount
                                  -----------    -------------    ---------
 Basic Earnings Per Share
 Income Available to Common
   Shareholders                    (81,758)         3,900,029      (0.0209)

 Effect of Dilutive Securities
    Options and Warrants                              300,000

 Diluted Earnings Per Share
 Income Available to Common
    Shareholders                   (81,758)         4,200,029      (0.0194)


                                          Year ended April 30, 2001
                                          -------------------------
                                    Income          Shares        Per Share
                                  (Numerator)    (Denominator)     Amount
                                  -----------    -------------    ---------
 Basic Earnings Per Share
 Income Available to Common
   Shareholders                    868,257          4,095,029        .2120

 Effect of Dilutive Securities
    Options and Warrants                              242,500

 Diluted Earnings Per Share
 Income Available to Common
    Shareholders                   868,257          4,337,529        .2002

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

      (b) Use of Proceeds - N/A


 Item 10. Executive Compensation

                           SUMMARY COMPENSATION TABLE
                              Annual Compensation

                                                               Other Annual
                                                               Compensation
 Name and Principal Position   Year      Salary     Bonus        (1)(2)(3)
 ---------------------------   ----      -------   -------    ---------------
 Joseph Khoshabe, President    2001     $250,000  $157,000        $10,354
                               2000     $250,000        -0-       $10,354
                               1999     $244,166  $ 47,561        $11,565
                               1998     $180,000        -0-       $ 3,161
                               1997     $180,000        -0-       $ 3,161
 Steve Y. Khoshabe
 Executive Vice President      2001     $140,000        -0-       $ 3,739
                               2000     $ 90,000        -0-       $ 3,739
                               1999     $ 86,500        -0-       $ 3,495
                               1998     $ 50,063        -0-       $ 2,210
                               1997     $ 46,093        -0-       $ 2,210

 _____________________
 (1) Includes: $10,354 for annual health insurance premiums for Mr. Joseph Khoshabe and his dependents.
 (2) Does not include a $25,000 annual car allowance payable to Mr. Joseph Khoshabe.
 (3)  Does not include a $12,000 annual car allowance payable to Steve
      Khoshabe.


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

                                               Number of
      Name and Address of Beneficial Owner      Shares      Percent Owned
      ------------------------------------     ---------    -----------------
      J.K. Trust                               2,531,842         61.8%
      c/o United Financial Mortgage Corp.
      600 Enterprise Drive
      Suite 206
      Oak Brook, Illinois 60521

      Larry Woznicki                             384,870          9.4%
      30 S. Wacker
      Chicago, Illinois 60606
 ______________________

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

                                    SIGNATURES

      In accordance with the Exchange Act, this report has been signed below on July 30 2001 by the following persons on behalf of the registrant and in the capacities indicated.

 Registrant:    United Financial Mortgage Corp.


                                    By:   /S/ Joseph Khoshabe
                                    ---------------------------------------
                                    Joseph Khoshabe, President,
                                    Principal Executive Officer and a
                                    Directors

                                    By:  /S/Steve Y. Khoshabe
                                    ---------------------------------------
                                    Steve Y. Khoshabe, Executive VP
                                    And Principal Accounting Officer


                                    By:  /S/ John A. Clark
                                    ---------------------------------------
                                    John A., Clark, Director


                                    By:  /S/ Tony DiMucci
                                    ---------------------------------------
                                    Tony DiMucci,  Director


                                    By:  /S/ Bob Jones
                                    ---------------------------------------
                                    Bob Jones,  Director


                                    By:  /S/ Robert S. Luce
                                    ---------------------------------------
                                    Robert S. Luce, Secretary and a
                                    Director

                                   PART IV

 Item 13. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

   (a)  (1)     Financial Statements.

                The following financial statements and notes thereto, and the related Independent Auditor's Report, are filed as part of this Form 10-K on Pages 11 to 21 hereof:

                Independent Auditors' Report
                Balance Sheets at April 30, 2000 and 2001
                Statements of Operations for the years ended April 30, 2000 and 2001
                Statements of Stockholders' Equity for the years ended April 30, 2000 and 2001
                Statements of Cash Flows for the years ended April 30, 2000 and 2001
                Notes to Financial Statements
        (2)     Financial Statement Schedules.
                All financial statement schedules have been omitted because such schedules are not required or the information required has been included in the financial statements and notes thereto.
        (3)     Exhibits
                The following exhibits are filed with this report or incorporated by reference as set forth below.
         3.1    Certificate of Incorporation of the Registrant.*
        10.4.1  Certificate of Amendment of Certificate of Incorporation.*
         3.2    By-laws of the Registrant.*
        10.4    Description of specimen stock certificate representing Common
                Stock.*
        10.4.1  Employment Agreement between the Registrant and Joseph
                Khoshabe.*
        10.5    Non-Qualified and Incentive Stock Option Plan*
        ___________
        *Incorporated by reference from registrant's Registration Statement on Form SB-2 (No. 333/27037), which was declared effective by the Securities Exchange Commission on May 26, 1998.

           (b)  Reports on Form 8-K
        The following reports on Form 8-K have been filed by the Company during the period covered by this report:

                               Form 8-K dated 08/03/00
                               Form 8-K dated 08/21/00
                               Form 8-K dated 09/20/00
                               Form 8-K dated 12/15/00
                               Form 8-K dated 03/16/01
                               Form 8-K dated 03/23/01