Form 10QSB
period 2001-07-31
UNITED FINANCIAL MORTGAGE CORP
filed 2001-09-14
CIK 916823

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2001

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

                        Yes  [ X ]        No  [  ]

    State the Number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                             Outstanding at
               Class                         July 31, 2001
        Common Stock, No Par Value               4,095,029

    Transitional Small Business Disclosure Format (check one)

                        Yes  [   ]         No  [ X ]

                       UNITED FINANCIAL MORTGAGE CORP.
                       QUARTERLY REPORT ON FORM 10-QSB
                       QUARTER ENDED July 31, 20001
                              TABLE OF CONTENTS


                                                                    PAGE NO.
    PART I    FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Balance Sheets (Unaudited) July 31, 2000 and 2001         3

              Statement of Operations (Unaudited) - three months
              ended July 31, 2000 and 2001                              5

              Statement of Stockholder's Equity (Unaudited) - three
              months ended July 31, 2000 and 2001                       6

              Statements of Cash Flows (Unaudited) - three months
              ended July 31, 2000 and 2001                              7

              Notes to Financial Statements (Unaudited)                 8


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      15

    Part II   OTHER INFORMATION                                        17

    EXHIBITS                                                           18

    SIGNATURES                                                         19


                        United Financial Mortgage Corp
                                Balance Sheet
                                (Unaudited)

                                             Three Months Ended Three Months Ended
                                                July 31, 2000   July 31, 2001
                                                 -----------     ------------
         ASSETS
 Current Assets:
      Cash                                      $  3,737,966    $   6,101,662
      Loans Held For Sale                         25,458,203       72,337,645
      Accounts Receivable                            423,624          176,984
      Due From Employees                              15,877                -
      U.S. Savings Bonds                               3,600                -
      Notes Receivable                               128,000          105,506
      Deferred Tax Asset                              20,633           21,858
      Prepaid Expense                                118,222          140,748
                                                 -----------     ------------
         Total Current Assets                     29,906,125       78,884,403
                                                 -----------     ------------
      Furniture, Fixtures, and Equipment
           Cost                                      707,500          827,989
           Accumulated Depreciation                 (384,810)        (508,716)
                                                 -----------     ------------
      Total Furniture, Fixtures, and Equipment       322,690          319,274

 Other Assets:
      Servicing Rights                               322,560          714,798
      Land Investments                               275,000                -
      Security Deposits                               23,417           45,254
      Investments                                     81,453          220,331
      Goodwill Net                                   123,562          112,121
                                                 -----------     ------------
         Total Other Assets                          825,991        1,092,504

         Total Assets                           $ 31,054,807    $  80,296,181
                                                 ===========     ============

         LIABILITIES AND STOCKHOLDERS EQUITY
 Current Liabilities
      Accounts Payable                          $    332,793    $     593,293
      Leases Payable-Short Term                       13,000            5,500
      Accrued Expenses                               511,171          826,248
      Taxes Payable                                        -          202,922
      Deferred Income Taxes                                -          171,689
      Escrow Payable                                  25,363           79,166
      Notes Payable-Current                       23,611,960       70,635,200
                                                 -----------     ------------
         Total Current Liabilites                 24,494,287       72,514,018
      Leases Payable-Long Term                        10,140            4,137
                                                 -----------     ------------
         Total Liabilities                        24,504,427       72,518,155

 Stockholders Equity
      Common Shares                                6,494,323        6,566,854
      Preferred Shares                               315,000          315,000
      Retained Earnings                             (258,944)         896,173
                                                 -----------     ------------
         Total Stockholders' Equity                6,550,379        7,778,026

 Total Liabilities and Stockholders' Equity     $ 31,054,807    $  80,296,181
                                                 ===========     ============

             The accompanying notes are an integral part of this statement


                        United Financial Mortgage Corp
                         Condensed Statement of Income
                                (Unaudited)


                                                Three Months    Three Months
                                                   Ended            Ended
                                                July 31, 2000   July 31, 2001
                                                 -----------     ------------
 Revenues:
      Commissions and Fees                      $  2,402,571    $   4,505,970
      Interest Income                                528,566          670,137
      Other Income and Expenses                            -                -
                                                 -----------     ------------
         Total Revenues                            2,931,137        5,176,107

 Expenses:
      Salaries and Commissions                     1,527,122        2,933,929
      Selling & Administrative                       723,991        1,121,223
      Depreciation/Amortization                       39,009           26,609
      Interest Expense                               515,103          567,396
                                                 -----------     ------------
         Total Expenses                            2,805,225        4,649,158

 Income(Loss) Before Income Taxes                    125,911          526,948
 Income Tax Provision                                 54,446          168,623
 Net Income(Loss)                                     71,465          358,325
 Less Dividends Paid on Preferred Stock                    -                -
 Net Income(Loss) Applicable to
      Common Shareholders                       $     71,465    $     358,325

 Basic Net Income(loss) Per Share               $     0.0184    $      0.0875
                                                 -----------     ------------
 Diluted Net Income Per Share                   $     0.0171    $      0.0826
                                                 -----------     ------------
 Shares Used in Computation of Basic
     net income per share                          3,881,129        4,095,029
 Shares Used in Computation of Diluted
     net income per share                          4,181,129        4,337,529


             The accompanying notes are an integral part of this statement


                        United Financial Mortgage Corp
                       Statement of Stockholders Equity
                       Three Months Ended July 31, 2001
                               (Unaudited)


                                 Common       Preferred   Treasury     Retained
                                  Stock         Stock       Stock       Earnings       Total
                               ----------    ---------   ---------    ----------    ----------
 Balance, April 30, 2000      $ 6,536,403   $  315,000  $  (25,465)  $  (330,409)  $ 6,495,529

 Net Income For the Year
   Ended April 30, 2001                                              $   868,257   $   868,257

 Retirement of 26,200 Shares                            $  (31,182)                $   (31,182)

 Exercise of Warrants         $    97,500   $        -               $        -    $    97,500

 Balance, April 30, 2001      $ 6,633,903   $  315,000  $  (56,647)  $  537,848    $ 7,430,104

 Net Income For The Period
       July 31, 2001                                                 $  358,325    $   358,325

 Retirement of 8,000 Shares                             $  (10,402)                $   (10,402)

 Balance, July 31, 2001       $ 6,633,903   $  315,000  $  (67,049)  $  896,173    $ 7,778,027


             The accompanying notes are an integral part of this statement


                        United Financial Mortgage Corp
                           Statement of Cash Flows

                                                3 Months Ended  3 Months Ended
                                                 July 31, 2000   July 31, 2001
                                                  -----------     ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income or (loss)                          $     71,465    $     358,325
   Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities
     Depreciation                                      19,009           28,548
 Changes In:
     Prepaids & Other Current Assets                 (209,636)          20,458
     Accrued Expenese & Other Current Liabilities     (35,252)         138,491
     Accounts Payable                                  78,000          235,935
     Deferred Tax Asset                                54,446           10,414
                                                  -----------     ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           (21,967)         792,171

  CASH FLOW FROM INVESTING ACTIVITIES
       Land Purchase/Sale                             (40,493)         126,000
       Purchase of Fixed Assets                        (1,831)         (34,714)
       Goodwill                                             -            2,288
       Investments                                    (12,981)         (55,719)
       Servicing Rights                                 6,014         (123,205)
                                                  -----------     ------------
  NET CASH PROVIDED FROM INVESTING ACTIVITIES         (49,290)         (85,350)

  CASH FLOWS FROM FINANCING ACTIVITIES
       Notes Receivable                                (2,401)         (34,006)
       Notes Payable                                        -           (8,800)
       Changes in Short-Term Debt                      (1,093)          (2,586)
       Changes in Long-Term Debt                       (3,201)          (1,117)
       Common Stock Redeemed                          (16,615)         (10,402)
       Mortgage Loans Made                          6,183,106      (19,241,026)
       Changes in Bank Line of Credit              (5,956,728)      19,199,057
                                                  -----------     ------------
  CASH PROVIDED(USED) BY FINANCING ACTIVITIES         203,068          (98,880)


  INCREASE (DECREASE) IN CASH                         131,810          607,940
  Cash at Beginning of Period                       3,606,156        5,493,723
                                                  -----------     ------------
  Cash at end of Period                          $  3,737,966    $   6,101,663
                                                  ===========     ============


             The accompanying notes are an integral part of this statement


                        UNITED FINANCIAL MORTGAGE CORP.
                        Notes to Financial Statements

                                July 31, 2001
                                 (Unaudited)

 Interim Financial Data

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.

     Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2001. In the opinion of management, all adjustments(consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three month period ended July 31, 2001 are not necessarily indicative of the results that might be expected for the year ended April 30, 2002.

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


 Notes Payable

      The Company has mortgage warehouse credit facilities aggregating $75 million with several commercial banks and other financial institutions. These credit facilities are used to fund approved mortgage loans and are collateralized by mortgage loans. The Company is not required to maintain compensating balances.

          Amounts outstanding under the various credit facilities
                       consist of the following:

                                                             July 31, 2001
                                                             -------------
     $23 million mortgage warehouse credit facility
           at a commercial bank; interest at LIBOR;
           plus 160 basis points; expires 10/01/01           $  20,671,592

     $25 million mortgage warehouse credit facility
           at a commercial bank; interest at libor plus
           160 basis points. expires 03/01/01                   24,699,221


     $2 million mortgage warehouse credit facility at
           a commercial bank; interest at LIBOR plus
           160 basis points; expires 10/01/01                    1,156,393

     $25 million mortgage warehouse credit facility at a
           commercial bank; interest at libor;
           plus 160 basis points; expires 02/01                 23,724,949
                                                             -------------
                        Total Warehouse Lines               $   70,251,456
                                                             =============
     The Company also has a short term note at 8% interest
     Secured by a certificate of deposit in the amount of
     $408,000.00                                                   383,745
                                                             -------------
                         Total Short Term Credit            $      383,745
                                                             -------------
                                 Total                      $   70,635,201
                                                             =============

 Retirement Plan

      The Company has a 401K plan covering all eligible employees. Company contributions to the plan are discretionary.


 Lease Commitments

      The Company  conducts  its  operations from  leased  premises  and  has several equipment leases as part of standard business practice. The following table reveals the estimated minimum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $115,000, for the three months ended July 31, 2001.

         Future minimum rental payments for the next five years at July 31, 2001 are as follows:


                     Year Ending April 30,      Operating Leases
                          2002                       508,182
                          2003                       409,500
                          2004                       312,296
                          2005                       184,358
                          2006                        22,636
                                                  ----------
                            Total Commitment     $ 1,436,972
                                                  ==========

      Future lease payments capital leases for the next five fiscal periods Are as follows::

                     Year Ending April 30,        Capital Leases
                          2002                         9,732
                          2003                         5,415
                          2004                         5,415
                          2005                           451
                                                     -------
                               Total Commitment     $ 21,013
           Less Interest                               7,673
           Less Short Term                             8,086
                                                     -------
           Long Term                                $  5,254
                                                     =======

 Income Taxes

         The income tax provision consists of the following for the period ended July 31st:

                                          2000                2001
              Current:                  -------             --------
                   Federal             $ 21,940            $ 129,050
                   State                  4,517               26,569
                                        -------             --------
                   SubTotal              26,457              155,620

              Deferred:
                   Federal               23,210               10,784
                   State                  4,779                2,220
                                        -------             --------
                   SubTotal              27,989               13,004
                                        -------             --------
              Total                      54,446              168,624
                                        =======             ========



         The components of the deferred tax asset (liability) are as follows for the period ending July 31st:

                                         2000                   2001
                                     --------               --------
         Loss Carry-Forward            75,079                      0
         Accelerated Depreciation      15,812                (42,408)
         Deferred Receivables        (186,479)              (225,533)
                                     --------               --------
         Deferred Tax Asset(Liab)     (95,588)              (267,941)
         Valuation Allowance           74,955                254,937
                                     --------               --------
         Net Deferred Tax Asset
           (Liability)              $ (20,633)             $ (13,004)
                                     ========               ========

         The effective tax rates for the three month period ended July 31, 2000 and July 31, 2001 are the statutory Federal tax of 34% and state tax rate of 7%.

 Series A Preferred Stock

      The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. No dividend was declared for the periods ended July 31, 2000 and 2001.

 Stockholders' Equity

    Warrants

      At July 31, 2001, the Company had total warrants outstanding to purchase 80,000 shares of the Company's Common Stock. The exercise price of the warrants is $7.80 per share. Warrants for these 80,000 shares expire on May 2003.

     The Company has reserved 80,000 common shares for issuance upon exercise of all warrants.

 In March of 1999, the Company implemented a stock repurchase program. As of July 31, 2001, the Company has purchased 43,080 shares.

 Servicing

       During the recent period ended July 31, 2001, the Company has continued to build its servicing portfolio. As of the balance sheet date, the servicing portfolio was fourty million, eight hundred foury five thousand, five hundred seventy nine dollars (40,845,579) in residential loans.


 Stock Option Plan

      In December, 1993 the Company adopted the Non-Qualified and Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for options under the plan is the fair market value of the Common Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options may be exercisable immediately, after a period of time or in installments, and expire on the fifth anniversary of the grant. The plan will terminate in December, 2003. The total number of shares granted as of July 31, 2001 was 236,000.

 Contingencies

       The Company is involved in litigation in the normal course of business. This litigationis not expected to have a material effect on the Company's results of operations or financial condition.

 Expansion

      On October 9, 1998, the Company purchased certain assets of Mortgage Service of America, Inc. for $187,291 under the purchase method of accounting. Mortgage Service America is in the mortgage loan origination business and originated primarily first mortgages. The purchase price was paid in cash. Assets in the amount of $50,000 are being depreciated over their useful lives and goodwill of $137,291 will be amortized over 15 years. Due to the method of accounting used by Mortgage Service America, it is not possible to present a pro forma combined financial statement. If included, management does not believe it would present a material change to the Company's financial statements.

 Credit Risk

       Financial instruments that potentially subject the Company to credit risk include Cash balances at banks that exceed the related federal deposit insurance by $6,001,662 by July 31, 2001


 Basis of Presentation

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

 The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                            Period ended July 31, 2000
                                     Income          Shares       Per Share
                                  (Numerator)    (Denominator)     Amount
    Income Available to
    Common Shareholders              71,465        3,881,129       0.0184

    Effect of Dilutive Securities
    Options and Warrants                             300,000

    Diluted Earnings Per Share
    Income Available to
    Common Shareholders              71,465        4,181,129       0.0171




                                          Period Ended July 31, 2001
                                     Income          Shares       Per Share
                                  (Numerator)    (Denominator)     Amount

    Basic Earnings Per Share
    Income Available to
    Common Shareholders             358,325        4,095,029       .0875

    Effect of Dilutive Securities
    Options and Warrants                             242,500

    Diluted Earnings Per Share
    Income Available to
    Common Shareholders             358,325        4,337,529       .0826



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

    Results of Operations

         Three Months Ended July 31, 2001

       The three month period ended July 31, saw loan volume and revenue increase substantially as compared to the same period last year. Company management attributed the results to an increase in loan volume brought on by an increase in new branch offices set against a background of a favorable interest rate environment.

 Commission and fee revenue increased from $2,402,571 for the three months ended July 31, 2000 to $4,505,970 for the three months ended July 31, 2001. This is a percentage increase of approximately 87.5%. This increase was attributable to the revenue generatedfrom the increased number of originations.

        Interest income increased from $528,566 for the three months ended July 31, 2000 to $670,137 for the three months ended July 31, 2001. This increase was attributable the income generated from the increased number of loan originations.

       Salary and commission expense increased from $1,527,122 for the three months ended July 31, 2000 to $2,933,929 for the three months ended July 31 2001. This increase was attributed to two main factors: an increase in loan originations and higher interest income on invested capital.

       Selling and administrative expenses increased from $723,991 for the three months ended July 31, 2000 to $1,121,223 for the three months ended July 31, 2001.

      Depreciation and amortization expense increased from $39,009 for the three months ended July 31, 2000 to $26,609 for the three months ended July 31, 2001.

      Interest expense increased from $515,103 for the three months ended July 31, 2001 to $567,396 for the three months ended July 31, 2001. This increase was the result of the increase number of loan originations.


 Liquidity and Capital Resources

       During the three months ended July 31, 2000 and July 31, 2001, net cash generated(used) by operating activities was ($21,967) and $792,171, respectively. Net cash generated by operating activities increased from the first three months of fiscal year 2000 to the first three months of 2001 largely due to net income generation,and the fluctuation in the balances in the accrued expenses.

       Net cash generated(used) by investing activities changed from $49,290 for the three months ended July 31, 2000 to ($85,350) for the three months ended July 31, 2001.The change from period to period largely was attributable to the change in retaining servicing rights on certain closed loans during the time periods.

       Cash flow from financing activities for the first three months of fiscal year 2000 and the first three months of fiscal year 2001 was $203,068 and ($98,880), respectively. This difference largely was a result of the change in the amount of loans held for saleduring these time periods.

       The net cash flow from operating, financing, and investing activities was $131,810 for the first three months of fiscal year 2000 and $607,940 for the first three months of fiscal year 2001.

       Capital expenditures for the period ended July 31, 2001 were approximately $35,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings.

       In summary, cash flow requirements depend on the level and timing of the Company's loan origination activities in loan origination in relation to the timing of the sale of such loans. In addition, the Company requires cash flow for the payment of operating expenses, interest expense, and capital expenditures. Currently, the Company's primary sources of funding are borrowings under warehouse lines of credit, proceeds from the sale of loans in the secondary market and internally generated funds.

       During the first three months of fiscal year 2001, the Company continues to pursue its strategy of retaining the servicing rights on certain mortgage loans. Such retention may result in a reduction in short-term cash flow. The Company has employed capital to finance the retention of servicing rights. This capital principally has been expended to pay the costs associated with loan origination, such as loan officer compensation, broker commissions, and miscellaneous overhead expenses. However, the retention of servicing rights creates an asset on the Company's balance sheet and create future cash flow streams.

 Industry Trends

       The Company believes that the industry will continue to offer broader and more diversified product offerings and that technology will play an increasing part in real estate transactions. This includes expanded use of Internet capabilities which the Company will continue to research.

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


 PART II - OTHER INFORMATION


  ITEM

   1. Legal Proceedings - Item 3. Entitle "Legal Proceedings" is incorporated herein(by Reference from the Company's Annual Report on Form 10-KSB as Filed with United State Securities Exchange Commission on April 30, 2001

    2. Changes in Securities - None
         (a)       None
         (b)       None
         (c)       None
         (d)       None


    3.  Defaults upon Senior Securities - None

    4.  Submission of Matters to a vote of Security Holders - None

    5.  Other Information - None

    6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit (see exhibit list)
         (b) Reports on Form 8-K-(1) The Company filed current reports on Form 8-K- 06/01/01



  ITEM 6(a) EXHIBIT LIST

       None





                                 SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             United Financial Mortgage Corp.


    September 14, 2001                 By:   /s/ Joseph Khoshabe
                                             Joseph Khoshabe
                                             Chairman and Chief
                                             Executive Officer

    September 14, 2001                 By:   /s/ Steve Khoshabe
                                             Steve Khoshabe
                                             Chief Financial Officer

    September 14, 2001                 By:   /s/ Robert S. Luce
                                             Robert S. Luce
                                             Secretary