Form 10QSB
period 2001-10-31
UNITED FINANCIAL MORTGAGE CORP
filed 2001-12-17
CIK 916823

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2001

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

                                             Outstanding at
               Class                        October 31, 2001
        Common Stock, No Par Value              4,095,029

    Transitional Small Business Disclosure Format (check one)

                        Yes [   ]         No  [ X ]

                       UNITED FINANCIAL MORTGAGE CORP.
                       QUARTERLY REPORT ON FORM 10-QSB
                       QUARTER ENDED OCTOBER 31, 2001

                              TABLE OF CONTENTS


                                                                     PAGE NO.
    PART I    FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Balance Sheets (Unaudited) October 31, 2000 and 2001      3

              Statement of Operations (Unaudited) - six months
              ended October 31, 2000 and 2001                           5

              Statement of Stockholder's Equity (Unaudited) - six
              months ended October 31, 2000 and 2001                    6

              Statements of Cash Flows (Unaudited) - six months
              ended October 31, 2000 and 2001                           7

              Notes to Financial Statements (Unaudited)                 8


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      15

    Part II   OTHER INFORMATION                                        18

    EXHIBITS                                                           19

    SIGNATURES                                                         20



                       United Financial Mortgage Corp.
                                Balance Sheet
                                 (Unaudited)


                                             Six Months Ended  Six Months Ended
                                             October 31, 2000  October 31, 2001
                                                 -----------     ------------
         ASSETS
    Current Assets:
      Cash                                      $  4,259,372    $   6,758,566
      Loans Held For Sale                         34,429,576      102,441,771
      Accounts Receivable                            158,554          136,647
      Due From Employees                              10,717                0
      Notes Receivable                                94,500          124,206
      Prepaid Expense                                103,586          139,226
                                                 -----------     ------------
          Total Current Assets                    39,056,306      109,622,275

    Furniture, Fixtures & Equipment
      Cost                                           708,000          853.408
      Accumulated Depreciation                      (428,818)        (537,264)
                                                 -----------     ------------
      Net Furn, Fix, & Equipment                     279,182          316,144

    Other Assets:
      Servicing Rights                               330,437        1,019,965
      Land Investments                               126,000                0
      Security Deposits                               25,854           45,704
      Investment                                     113,102          336,776
      Goodwill Net                                   119,639          109,833
                                                 -----------     ------------
         Total Other Assets                          715,032        1,512,279

         Total Assets                           $ 40,050,519    $ 111,450,697
                                                 ===========     ============

         The accompanying Notes are an integral part of this statement


                       United Financial Mortgage Corp.
                                Balance Sheet
                                 (Unaudited)



                                             Six Months Ended  Six Months Ended
                                             October 31, 2000  October 31, 2001
                                                 -----------     ------------
    LIABILITES AND STOCKHOLDERS EQUITY

    Current Liabilities:
      Accounts Payable                          $    259,626    $     630,547
      Accrued Expenses                               269,992        1,220,525
      Leases Payable-Short Term                       11,500            5,500
      Deferred Income Taxes                           34,840          563,902
      Taxes Payable                                        0          202,922
      Escrow Payable                                  22,955          270,254
      Notes Payable - Current                     32,726,305      100,286,433
                                                 -----------     ------------
         Total Current Liabilities                33,325,217      103,180,083
      Leases Payable-Long Term                         9,000            4,137
                                                 -----------     ------------
              Total Liabilities                   33,334,217      103,184,220

    Stockholders' Equity
      Common Shares, 20,000,000
      Authorized, No Par Value,
      Shares Issued and Outstanding;
      4,095,029 at Oct 31, 2000
      and Oct 31, 2001.                            6,488,286        6,437,808

    Preferred Shares, 5,000,000
      authorized, No Par Value, 63
      Series A Redeemable Shares
      Issued And Outstanding at
      Oct 31, 2000 and Oct 31, 2001.                 315,000          315,000

    Retained Earnings                                (86,984)       1,513,669
                                                 -----------     ------------
         Total Stockholders Equity                 6,716,301        8,266,477

         Total Liabilities Plus
         Stockholders Equity                    $ 40,050,519    $ 111,450,697
                                                 ===========     ============

          The accompanying Notes are an integral part of this statement


                       United Financial Mortgage Corp.
                        Condensed Statement of Income
                                 (Unaudited)

                              Three Months    Six Months    Three Months    Six Months
                                  Ended          Ended         Ended           Ended
                              Oct 31, 2000   Oct 31, 2000   Oct 31, 2001   Oct 31, 2001
                               ----------     ----------     ----------     ----------
 Revenues:
    Commissions & Fees        $ 2,824,559    $ 5,227,130    $ 4,652,205    $ 9,158,175
    Interest Income               524,775      1,053,340        788,970      1,459,107
                               ----------     ----------     ----------     ----------
          Total Revenues        3,349,333      6,280,470      5,441,176     10,617,282

 Expenses:
    Salaries & Commissions    $ 1,801,530    $ 3,328,652      2,126,089      5,060,019
    Selling & Administrative      775,624      1,499,615      1,653,732      2,753,992
    Depreciation                   47,931         86,940         30,836         57,445
    Interest Expense              496,702      1,011,805        641,505      1,208,901
                               ----------     ----------     ----------     ----------
          Total Expenses        2,951,209      5,750,080      4,431,199      9,080,357

  Income (loss) Before
    Income Taxes                  227,546        353,457      1,009,977      1,536,925
  Income Tax Provision             55,585        110,031        392,481        561,104
                               ----------     ----------     ----------     ----------
  Net Income Applicable
     To Common Shareholders   $   171,961    $   243,426    $   617,496    $   975,821
                               ==========     ==========     ==========     ==========
  Basic Net Income
     Per Common Share         $    0.0420    $    0.0628    $    0.1508    $    0.2383
                               ==========     ==========     ==========     ==========
  Diluted Net Income
     Per Common Share         $    0.0393    $    0.0557    $    0.1404    $    0.2218
                               ==========     ==========     ==========     ==========

  Shares used in computation of
     Basic Net Income
     Per Share                  4,095,029      4,095,029      4,095,029      4,095,029
  Shares used in computation of
     Diluted Net Income
     Per Share                  4,370,029      4,370,029      4,399,029      4,399,029



                The accompanying Notes are an integral part of this statement


                       United Financial Mortgage Corp.
                      Statement of Stockholders Equity
                     Six Months Ended October 31, 2001
                                 (Unaudited)


                                 Common       Preferred   Treasury     Retained
                                  Stock         Stock      Stock       Earnings       Total
                               ----------    ---------   ---------    ----------    ----------
 Balance, April 30, 2001      $ 6,633,903   $  315,000  $  (56,647)  $   537,848   $ 6,495,529

   Repurchase of 8,000 Shares                              (10,402)                    (10,402)

   Net Income for the Period
     Ended July 31, 2001                                                 358,325       358,325
                               ----------    ---------   ---------    ----------    ----------
   Balance, July 31, 2001       6,633,903      315,000     (67,049)      896,173     6,550,379

   Repurchase of 82,700 Shares                            (129,046)                   (129,046)

   Net Income for the Period
     Ended October 31, 2001                                              617,496       617,496
                               ----------    ---------   ---------    ----------    ----------
   Balance, October 31, 2001  $ 6,633,903   $  315,000  $ (196,095)  $ 1,513,669   $ 8,266,477
                               ==========    =========   =========    ==========    ==========

                The accompanying Notes are an integral part of this statement


                       United Financial Mortgage Corp.
                           Statement of Cash Flows
                                 (Unaudited)

                                              Six Months Ended Six Months Ended
                                                Oct 31, 2000     Oct 31, 2001
                                                 -----------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                   $    243,426     $    975,821
   Adjustment to Reconcile Net Income
   To Net Cash Provided by Operating Activities
     Depreciation                                     63,017           57,096
     Changes In:
       Prepaids & Other Current Assets                78,829           61,866
       Accrued Expenses & Other
       Current Liabilities                          (244,000)         924,981
       Accounts Payable                                4,833          464,278
       Deferred Tax Asset                             75,079           10,414
       Deposits                                       (2,437)               0
                                                 -----------      -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES           218,748        2,494,455

 CASH FLOWS FROM INVESTING ACTIVITIES
       Land Sales                                    108,507          126,000
       Purchase of Fixed Assets                       (2,331)         (60,133)
       Goodwill                                        3,923            4,576
       Investments                                   (44,630)        (172,164)
       Servicing Rights                               (1,863)        (428,372)
                                                 -----------      -----------
 NET CASH PROVIDED FROM INVESTING ACTIVITIES          63,606         (530,093)

 CASH FLOWS FROM FINANCING ACTIVITIES
      Notes Receivable                                31,099          (52,706)
      Notes Payable                                  407,545                0
      Changes in Short-Term Debt                      (2,593)          (2,586)
      Changes in Long-Term Debt                       (4,341)          (1,117)
      Common Stock Redeemed                          (22,652)        (139,448)
      Mortgage Loans Made                         (2,788,267)     (49,345,152)
      Changes in Bank Line of Credit               2,750,072       48,841,490
                                                 -----------      -----------
 CASH PROVIDED (USED) BY FINANCING ACTIVITIES        370,863         (699,519)

 INCREASE (DECREASE) IN CASH                         653,217        1,264,843
 Cash at Beginning of Period                       3,606,156        5,493,723
                                                 -----------      -----------
 Cash at End of Period                          $  4,259,373     $  6,758,566
                                                 ===========      ===========

            The accompanying Notes are an integral part of this statement


                       UNITED FINANCIAL MORTGAGE CORP.
                        Notes to Financial Statements

                              October 31, 2001
                                 (Unaudited)

 Interim Financial Data

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.

     Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2001. In the opinion of management, all adjustments(consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the six month period ended October 31, 2001 are not necessarily indicative of the results that might be expected for the year ended April 30, 2002.

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

          Amounts outstanding under the various credit facilities
                       consist of the following:

                                                             October 31, 2001
                                                             ----------------
     $23 million mortgage warehouse credit facility
           at a commercial bank; interest at LIBOR;
           plus 160 basis points; expires 10/01/02            $  21,858,384

     $25 million mortgage warehouse credit facility
           at a commercial bank; interest at libor plus
           140 basis points. expires 03/01/02                    24,746,465

     $2  million mortgage warehouse credit facility at
           a commercial bank; interest at LIBOR plus
           160 basis points; expires 10/01/02                       477,378

     $40 million mortgage warehouse credit facility at a
           commercial bank; interest at libor;
           plus 125 basis points; expires 02/02                  25,007,215

     $30 million mortgage warehouse credit facility at a
           commercial bank; interest at libor;
           plus 140 basis points; expires 12/01                  27,827,155
                                                                -----------
                        Total Warehouse Lines                  $ 99,916,597
                                                                ===========
     The Company also has a short term note at 4.7% interest
     Secured by a certificate of deposit in the amount of
     $420,000.00                                                    369,836
                                                                -----------
                         Total Short Term Credit               $    369,836
                                                                -----------
                                 Total                         $100,286,433
                                                                ===========


 Retirement Plan

      The Company has a 401K plan  covering all eligible employees.   Company
 contributions to the plan are discretionary.


 Lease Commitments

      The Company conducts its operations from leased premises and has several equipment leases as part of standard business practice. The following table reveals the estimated minimum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $240,000, for the six months ended October 31, 2001.

      Future minimum rental payments for the next five years at October 31, 2001 are as follows:


                     Year Ending April 30,        Operating Leases
                          2002                         508,182
                          2003                         409,500
                          2004                         312,296
                          2005                         184,358
                          2006                          22,636
                                                    ----------
                                Total Commitment   $ 1,436,972
                                                    ==========

      Future lease payments capital leases for the next five fiscal periods Are as follows::

                     Year Ending April 30,           Capital Leases
                          2002                           9,732
                          2003                           5,415
                          2004                           5,415
                          2005                             451
                                                       -------
                               Total Commitment       $ 21,013
           Less Interest                                 7,673
           Less Short Term                               8,086
                                                       -------
           Long Term                                  $  5,254
                                                       =======


 Income Taxes

      The income tax provision consists of the following for the period ended October 31st:

                                         2000                2001
              Current:                  -------             -------
                   Federal             $ 38,191            $      0
                   State                  7,863                   0
                                        -------             -------
                   SubTotal              46,054                   0

              Deferred:
                   Federal              179,570             465,084
                   State                 36,970              95,753
                                        -------             -------
                   SubTotal             216,540             560,836
                                        -------             -------
              Total                     262,594             560,836
                                        =======             =======

         The components of the deferred tax asset (liability) are as follows for the period ending October 31st:

                                         2000                 2001
                                        -------             -------
         Loss Carry-Forward             137,711                   0
         Accelerated Depreciation        12,966             (40,619)
         Deferred Receivables          (229,506)            601,456
                                        -------             -------
         Deferred Tax Asset(Liab)      (124,882)            560,836
         Valuation Allowance             89,983                   0
                                        -------             -------
         Net Deferred Tax Asset
           (Liability)                 $(34,840)           $560,836
                                        =======             =======


  Series A Preferred Stock

      The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. No dividend was declared for the periods ended October 31, 2000 and 2001.

 Stockholders' Equity

    Warrants

      At October 31, 2001, the Company had total warrants outstanding to purchase 80,000 shares of the Company's Common Stock. The exercise price of the warrants is $7.80 per share. Warrants for these 80,000 shares expire on May 2003.

      The Company has reserved 80,000 common shares for issuance upon exercise of all warrants.

 In March of 1999, the Company implemented a stock repurchase program. As of October 31, 2001, the Company has purchased 125,580 shares.


 Servicing

      During the recent period ended October 31, 2001, the Company has continued to build its servicing portfolio. As of the balance sheet date, the servicing portfolio was sixty seven million, nine hundred ninety seven, six hundred fifty six dollars (67,997,656) in residential loans.

 Stock Option Plan

      In December, 1993 the Company adopted the Non-Qualified and Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for options under the plan is the fair market value of the Common Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options may be exercisable immediately, after a period of time or in installments, and expire on the fifth anniversary of the grant. The plan will terminate in December, 2003. The total number of shares granted as of October 31, 2001 was 224,000. Contingencies

      The Company is involved in litigation in the normal course of business. This litigationis not expected to have a material effect on the Company's results of operations or financial condition.

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

 Credit Risk

      Financial instruments that potentially subject the Company to credit risk include Cash balances at banks that exceed the related federal deposit insurance by $6,658,566 as of October 31, 2001

 Basis of Presentation

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

 The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:


                                       Period ended October 31, 2000
                                     Income         Shares      Per Share
   Basic Earnings Per Share       (Numerator)    (Denominator)    Amount
     Income Available to
     Common Shareholders            243,426        4,095,029       .0628

   Effect of Dilutive Securities
     Options and Warrants                            275,000

   Diluted Earnings Per Share
     Income Available to
     Common Shareholders            243,426        4,370,029       .0557



                                       Period Ended October 31, 2001
                                    Income          Shares      Per Share
                                  (Numerator)    (Denominator)    Amount
     Basic Earnings Per Share
     Income Available to
     Common Shareholders            975,821        4,095,029       .2383

   Effect of Dilutive Securities
     Options and Warrants                            304,000

   Diluted Earnings Per Share
     Income Available to
     Common Shareholders            975,821        4,399,029       .2218

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

 Results of Operations

         Six Months Ended October 31, 2001

      The six month period ended October, saw loan volume and revenue increase substantially as compared to the same period last year. Company management attributed the results to an increase in loan volume brought on by an increase in new branch offices set against a background of a favorable interest rate environment.

      Commission and fee revenue increased from $5,227,130 for the six months ended October 31, 2000 to $9,158,175 for the six months ended October 31, 2001. This percentage increase of approximately 75.0% primarily is the result of the revenue generated from an increase in the number of loan originations.

      Interest income increased from $1,053,340 for the six months ended October 31, 2000 to $1,459,107 for the six months ended October 31, 2001. This increase was attributable the income generated from the increased number of loan originations.

      Salary and commission expense increased from $3,328,652 for the six months ended October 31, 2000 to $5,060,019 for the six months ended October 31, 2001. The increase was attributed to the increasing cost of wholesale originations through the premiums that are paid for these originations.

      Selling and administrative expenses increased from $1,499,615 for the six months ended October 31, 2000 to $2,753,992 for the six months ended October 31, 2001. This increase reflected the increase in loan volume and incremental expenses associated with this increase.

      Depreciation and amortization expense decreased from $86,940 for the six months ended October 31, 2000 to $57,445 for the six months ended October 31, 2001.

      Interest expense increased from $1,011,805 for the six months ended October 31, 2000 to $1,208,901 for the six months ended October 31, 2001. This increase was the result of increased use of warehouse lines of credit to fund the increased loan originations.

 Liquidity and Capital Resources

      During the six months ended October 31, 2000 and October 31, 2001, net cash generated(used) by operating activities was $218,748 and $2,494,455 respectively. Net cash generated by operating activities increased from the first six months of fiscal year 2000 to the first six months of 2001 largely due to net income generation, and the fluctuation in the balances in the accrued expenses.

      Net cash generated(used) by investing activities changed from $63,606 for the six months ended October 31, 2001 to ($530,093) for the six months ended October 31, 2002.The change from period to period largely was attributable to the change in retaining servicing rights on certain closed loans during the time periods.

      Cash flow from financing activities for the first six months of fiscal year 2001 and the first six months of fiscal year 2002 was $370,863 and ($699,519), respectively. This difference largely was a result of the change in the amount of loans held for saleduring these time periods.

      The net cash flow from operating, financing, and investing activities was $370,863 for the first six months of fiscal year 2001 and $1,264,843 for the first six months of fiscal year 2001.

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

      During the first six months of fiscal year 2002, the Company has continued to pursue its strategy of retaining the servicing rights on certain mortgage loans. Such retention may result in a reduction in short-term cash flow. The Company has employed capital to finance the retention of servicing rights. This capital principally has been expended to pay the costs associated with loan origination, such as loan officer compensation, broker commissions, and miscellaneous overhead expenses. However, the retention of servicing rights creates an asset on the Company's balance sheet and creates future cash flow streams.

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

 PART II - OTHER INFORMATION

    ITEM

   1.  Legal   Proceedings  -  Item   3.  Entitle   "Legal  Proceedings"   is
       incorporated herein(by Reference from the Company's Annual Report on Form 10-KSB as Filed with United State Securities Exchange Commission on July 31,2001

   2.  Changes in Securities - None
         (a)       None
         (b)       None
         (c)       None
         (d)       None


   3.  Defaults upon Senior Securities - None

   4.  Submission of Matters to a vote of Security Holders

         On  August  21,  2001,  the  Company  held  its  annual  meeting  of
       shareholders.   Shareholder's  voted to  elect the  proposed slate  of
       directors; and approve the appointment of the Company's independent auditors;

   5.  Other Information - None

   6.   Exhibits and Reports on Form 8-K
         (a)      Exhibit (see exhibit list)
         (b) Reports on Form 8-K - (1) The Company filed current reports on Form 8-K on August 02, 2001, and September 17, 2001.




    ITEM 6(a) EXHIBIT LIST

                None

                                 SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             United Financial Mortgage Corp.


    December 14, 2001                 By:     /s/ Joseph Khoshabe
                                              ----------------------------
                                              Joseph Khoshabe
                                              Chairman and Chief Executive
                                              Officer

    December 14, 2001                 By:     /s/ Steve Khoshabe
                                              ----------------------------
                                              Steve Khoshabe
                                              Chief Financial Officer

    December 14, 2001                 By:     /s/ Robert S. Luce
                                              ----------------------------
                                              Robert S. Luce
                                              Secretary