Form 10QSB
period 2002-01-31
UNITED FINANCIAL MORTGAGE CORP
filed 2002-03-18
CIK 916823

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB
 (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2002

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

                                              Outstanding at
                  Class                      January 31, 2002
        Common Stock, No Par Value              4,095,029

    Transitional Small Business Disclosure Format (check one)

                        Yes [  ]    No  [X]

                       UNITED FINANCIAL MORTGAGE CORP.
                       QUARTERLY REPORT ON FORM 10-QSB
                       QUARTER ENDED JANUARY 31, 2002

                              TABLE OF CONTENTS


                                                                      PAGE NO.
    PART I    FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Balance Sheets (Unaudited) January 31, 2001 and 2002         3

              Statement of Operations (Unaudited) - nine months
              ended January 31, 2001 and 2002                              5

              Statement of Stockholder's Equity (Unaudited) - nine
              months ended January 31, 2001 and 2002                       6

              Statements of Cash Flows (Unaudited) - nine months
              ended January 31, 2001 and 2002                              7

              Notes to Financial Statements (Unaudited)                    8


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         15

    Part II   OTHER INFORMATION                                           18

    EXHIBITS                                                              19

    SIGNATURES                                                            20


                       United Financial Mortgage Corp.
                                Balance Sheet
                                 (Unaudited)

                                             Nine Months Ended Nine Months Ended
                                             January 31, 2001  January 31, 2002
                                                 -----------     ------------
         ASSETS
    Current Assets:
      Cash                                      $  5,630,616    $   7,276,249
      Loans Held For Sale                         36,902,773       77,867,160
      Accounts Receivable                            133,047          652,230
      Due From Employees                              16,300                0
      Notes Receivable                                64,500           83,732
      Deferred Tax Asset                              30,452                0
      Prepaid Expense                                 93,426          125,306
                                                 -----------     ------------
          Total Current Assets                    42,871,114       86,004,677

    Furniture, Fixtures & Equipment
      Cost                                           718,248          892,354
      Accumulated Depreciation                      (458,818)        (565,811)
                                                 -----------     ------------
      Net Furn, Fix, & Equipment                     259,930          326,542

    Other Assets:
      Servicing Rights                               315,979        1,271,651
      Land Investments                               131,500                0
      Security Deposits                               31,105           45,704
      Investment                                     140,053          295,673
      Goodwill Net                                   111,487          107,545
                                                 -----------     ------------
         Total Other Assets                          730,124        1,720,573

         Total Assets                           $ 43,861,167    $  88,051,792
                                                 ===========     ============

         The accompanying Notes are an integral part of this statement


                       United Financial Mortgage Corp.
                                Balance Sheet
                                 (Unaudited)

                                             Nine Months Ended Nine Months Ended
                                             January 31, 2001  January 31, 2002
                                                 -----------     ------------
    LIABILITES AND STOCKHOLDERS EQUITY

    Current Liabilities:
      Accounts Payable                          $    380,268    $     583,494
      Leases Payable-Short Term                       10,000            5,500
      Accrued Expenses                               366,139          856,439
      Taxes Payable                                  133,815          626,546
      Deferred Income Taxes                                0          630,513
      Escrow Payable                                  37,764          168,881
      Notes Payable - Current                     35,961,630       76,444,341
                                                 -----------     ------------
         Total Current Liabilities                36,889,617       79,315,714
      Leases Payable-Long Term                         8,000            4,137
                                                 -----------     ------------
              Total Liabilities                   36,897,617       79,319,851

    Stockholders' Equity
      Common Shares, 20,000,000
      Authorized, No Par Value,
      Shares Issued and Outstanding;
      4,095,029 at Jan 31, 2001
      and 4,095,029 at Jan 31, 2002.               6,577,256        6,387,942

    Preferred Shares, 5,000,000
      authorized, No Par Value, 63
      Series A Redeemable Shares
      Issued And Outstanding at
      Jan 31, 2001 and Jan 31, 2002.                 315,000          315,000

    Retained Earnings                                 71,294        2,028,999
                                                 -----------     ------------
         Total Stockholders Equity                 6,963,550        8,731,941

         Total Liabilities Plus
         Stockholders Equity                    $ 43,861,167    $  88,051,792
                                                 ===========     ============

          The accompanying Notes are an integral part of this statement



                                     United Financial Mortgage Corp.
                                     Condensed Statement of Income
                                              (Unaudited)

                               Three Months     Nine Months    Three Months  Nine Months
                                   Ended           Ended         Ended          Ended
                               Jan 31, 2001     Jan 31, 2001   Jan 31, 2002  Jan 31, 2002
                                ----------       -----------    -----------   ----------
  Revenues:
      Commissions & Fees       $ 2,999,679      $  8,226,808   $  5,302,682  $14,460,857
      Interest Income              818,061         1,871,401      1,086,091    2,545,199
      Other Income & Expenses            0                 0              0            0
                                ----------       -----------    -----------   ----------
        Total Revenues           3,817,740        10,098,210      6,388,773   17,006,055

  Expenses:
      Salaries & Commissions   $ 1,887,760      $  5,216,413      3,945,515    9,005,533
      Selling & Administrative     892,300         2,391,915        860,543    3,635,499
      Depreciation                  38,152           125,092         30,836       88,281
      Interest Expense             772,017         1,783,822        524,381    1,733,282
                                ----------       -----------    -----------   ----------
            Total Expenses       3,590,229         9,517,241      5,361,275   14,462,595

  Income (loss) Before
       Income Taxes                227,511           580,968      1,027,498    2,564,424
    Income Tax Provision            69,233           179,265        512,168    1,073,272
                                ----------       -----------    -----------   ----------
  Net Income Applicable
       To Common Shareholders  $   158,278      $    401,704   $    515,330  $ 1,491,152
                                ==========       ===========    ===========   ==========
  Basic Net Income
       Per Common Share        $    0.0387      $     0.0981   $     0.1258  $    0.3641
                                ==========       ===========    ===========   ==========
  Diluted Net Income
       Per Common Share        $    0.0379      $     0.0962   $     0.1172  $    0.3392
                                ==========       ===========    ===========   ==========
  Shares used in computation of
       Basic Net Income
       Per Share                 4,095,029         4,095,029      4,095,029    4,059,929
  Shares used in computation of
       Diluted Net Income
       Per Share                 4,175,029         4,175,029      4,395,529    4,395,529


                The accompanying Notes are an integral part of this statement


                                 United Financial Mortgage Corp.
                                Statement of Stockholders Equity
                               Nine Months Ended January 31, 2002
                                          (Unaudited)

                                 Common       Preferred   Treasury     Retained
                                  Stock         Stock      Stock       Earnings       Total
                               ----------    ---------   ---------    ----------    ----------
 Balance, April 30, 2001      $ 6,633,903   $  315,000  $  (56,647)  $   537,848   $ 7,430,104

   Repurchase of 8,000 Shares                              (10,402)                    (10,402)

   Net Income for the Period
     Ended July 31, 2001                                                 358,325       358,325
                               ----------    ---------   ---------    ----------    ----------
   Balance, July 31, 2001       6,633,903      315,000     (67,049)      896,173     7,778,027

   Repurchase of 82,700 Shares                            (129,046)                   (129,046)

   Net Income for the Period
     Ended October 31, 2001                                              617,496       617,496
                               ----------    ---------   ---------    ----------    ----------
   Balance, October 31, 2001    6,633,903      315,000    (196,095)    1,513,669     8,266,477

   Repurchase of 23,800 Shares                             (49,866)                    (49,866)

   Net Income for the Period
     Ended January 31, 2002                                              515,330       515,330
                               ----------    ---------   ---------    ----------    ----------
   Balance, January 31, 2002  $ 6,633,903   $  315,000  $ (245,961)  $ 2,028,999   $ 8,731,941
                               ==========    =========   =========    ==========    ==========

                The accompanying Notes are an integral part of this statement


                       United Financial Mortgage Corp.
                           Statement of Cash Flows
                                 (Unaudited)

                                            Nine Months Ended  Nine Months Ended
                                                Jan 31, 2001     Jan 31, 2002
                                                 -----------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income or                                $    401,704     $  1,491,152
   Adjustment to Reconcile Net Income
   To Net Cash Provided by Op. Activities
      Depreciation                                    93,017           85,643
      Changes In:
        Prepaids & Other Current Assets              108,915         (439,796)
        Accrued Expenses & Other
        Current Liabilities                          (34,068)         627,506
        Accounts Payable                             125,475          739,476
        Deferred Tax Asset                            48,794           32,271
        Deposits                                      (7,688)               0
                                                 -----------      -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES           736,149        2,536,252

 CASH FLOWS FROM INVESTING ACTIVITIES
        Land Sale                                    103,007          126,000
        Purchase of Fixed Assets                     (13,079)         (99,079)
        Goodwill                                      12,075            6,864
        Investments                                  (71,581)        (131,061)
        Servicing Rights                              12,595         (680,058)
                                                 -----------      -----------
 NET CASH PROVIDED FROM INVESTING ACTIVITIES          43,017         (777,333)

 CASH FLOWS FROM FINANCING ACTIVITIES
       Notes Receivable                               61,099          (12,232)
       Notes Payable                                 407,545                0
       Changes in Short-Term Debt                     (4,093)          (2,586)
       Changes in Long-Term Debt                      (5,341)          (1,117)
       Deferred Advisor Fees                               0                0
       Common Stock Redeemed                          66,318         (189,314)
       Mortgage Loans Made                        (5,261,464)     (24,770,541)
       Changes in Bank Line of Credit              5,981,230       24,999,397
                                                 -----------      -----------
 CASH PROVIDED (USED) BY FINANCING ACTIVITIES      1,245,294           23,607

 INCREASE (DECREASE) IN CASH                       2,024,460        1,782,526
 Cash at Beginning of Period                       3,606,156        5,493,723
                                                 -----------      -----------
 Cash at End of Period                          $  5,630,616     $  7,276,249
                                                 ===========      ===========

            The accompanying Notes are an integral part of this statement


                       UNITED FINANCIAL MORTGAGE CORP.
                        Notes to Financial Statements

                              January 31, 2002
                                 (Unaudited)

 Interim Financial Data
 ----------------------
     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.

     Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2001. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the nine month period ended January 31, 2002 are not necessarily indicative of the results that might be expected for the year ended April 30, 2002.

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

 Summary of Significant Accounting Policies
 ------------------------------------------
 Net Income(Loss) Per Share

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

 Use of Estimates
 ----------------

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Revenue Recognition
 -------------------
    Revenue is recognized when loans are sold after closings. Interest income from mortgages held by the Company and from short term cash investments is recognized as earned.

 Commissions and Fees
 --------------------
    Commissions and fees principally consist of premiums received from purchasers of mortgage loans originated by the Company. Gains(losses) from purchasing, selling, investing in or otherwise trading in closed mortgage loans are an immaterial portion of the Company's revenues and are included in the Statement of Income under the item entitled Revenues: Commissions and Fees.

 Cash and Cash Equivalents
 -------------------------
    Cash and cash equivalents consist of cash and short-term investments with maturity of three months or less.

 Accounts Receivable
 -------------------
    Accounts receivable consist of advances made in connection with loan origination activities.

 Concentration of Credit Risk
 ----------------------------
    Credit risk with respect to mortgage loan receivables and accounts receivable generally is diversified due to the large number of customers and the timely sale of the loans to investors, generally within one (1) month. The Company performs extensive credit investigation and verification procedures on loan applicants before loans are approved and funds disbursed. In addition, each loan is secured by the underlying real estate property. As a result, the Company has not deemed it necessary to provide reserves for the ultimate realization of the mortgage loan receivables.

 Fixed Assets
 ------------
    Fixed assets consist of furniture, fixtures, equipment and leasehold improvements and are recorded at cost and are depreciated using the straight line method over their estimated useful lives. Furniture, fixtures and equipment are depreciated over 5-7 years and leasehold improvements over the shorter of the lease term or the estimated useful life of the asset. Upon asset retirement or other disposition, cost and the related allowance for depreciation are removed from the accounts, and gain or loss is included in the statement of income. Amounts expended as repairs and maintenance are charged to operations.

 Fair Value of Financial Instruments
 -----------------------------------
    The carrying value of the Company's financial instruments, including cash and cash equivalents, mortgage receivables, accounts receivables, accounts payable and notes payable, as reported in the accompanying balance sheet, approximates fair value.

 Income Taxes
 ------------
    The Company accounts for income taxes using the liability method in accordance with SFAS No. 109., "Accounting for Income Taxes." The liability method provides that deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Earnings (Loss) Per Common Share
 --------------------------------
    Earnings(loss) per common share are calculated on net income(loss) After the deduction for dividends paid on the Series A Preferred Shares. The number of common shares used in the computation is based upon the number of shares outstanding at the end of the period.

 Transfers and Servicing of Financial Assets and Extinguishments of
 ------------------------------------------------------------------
 Liabilities
 -----------
     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." ("SFAS 130"). SFAS 130, establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since the standard applies only to the presentation of comprehensive income, it should not have any impact on the Company's results of operations, financial position or cash flows. Comprehensive income and regular income are one and the same for the current period.

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

 Notes Payable
 -------------
      The Company has mortgage warehouse credit facilities aggregating $115 million with several commercial banks and other financial institutions. These credit facilities are used to fund approved mortgage loans and are collateralized by mortgage loans. The Company is not required to maintain compensating balances.

          Amounts outstanding under the various credit facilities
                       consist of the following:

                                                             January 31, 2002
                                                             ----------------
     $23 million mortgage warehouse credit facility
           at a commercial bank; interest at LIBOR;
           plus 160 basis points; expires 10/01/02            $  12,447,838


     $25 million mortgage warehouse credit facility
           at a commercial bank; interest at LIBOR;
           plus 150 basis points. expires 03/01/02               14,164,360


     $2  million mortgage warehouse credit facility at
           a commercial bank; interest at LIBOR; plus
           160 basis points; expires 10/01/02                       694,365

     $40 million mortgage warehouse credit facility
           at a commercial bank; interest at LIBOR;
           plus 125 basis points. expires 05/02                  24,374,924

     $25 million mortgage warehouse credit facility
           at a commercial bank; interest at LIBOR;
           plus 140 basis points. expires 12/01/02               24,393,018



                        Total Warehouse Lines                 $  75,380,141
                                                               ============
    The Company also has a short term note at 4.7% interest
    secured by a certificate of deposit in the amount of
    $420,000.00                                                     369,836
                                                               ------------
                        Total Short Term Credit               $     369,836
                                                               ------------
                                Total                         $  75,749,977
                                                               ============

 Retirement Plan
 ---------------
      The Company has a 401K plan  covering all eligible employees.   Company
 contributions to the plan are discretionary.

 Lease Commitments
 -----------------
         The Company conducts its operations from leased premises and has several equipment leases as part of standard business practice. The following table reveals the estimated minimum rental payments under the Company's operating leases. Total rent expense under these leases was approximately $375,000, for the nine months ended January 31, 2002.

         Future minimum rental payments for the next five years at January 31, 2002 are as follows:


                  Year Ending April 30,           Operating Leases
                          2002                         508,182
                          2003                         409,500
                          2004                         312,296
                          2005                         184,358
                          2006                          22,636
                                                     ---------
                                Total Commitment    $1,436,972
                                                     =========

      Future lease payments capital leases at January 31, 2002:

                  Year Ending April 30,            Capital Leases
                          2002                           9,732
                          2003                           5,415
                          2004                           5,415
                          2005                             451
                                                       -------
                               Total Commitment       $ 21,013

           Less Interest                                 7,673
             Less Short Term                             8,086
                                                       -------
           Long Term                                  $  5,254
                                                       =======
 Income Taxes
 ------------
         The income tax provision consists of the following for the period ended January 31st:

                                         2001                2002
                                      ---------           ---------
              Current:
                   Federal           $  189,559          $  519,575
                   State                 39,027             106,971
                                      ---------           ---------
                   SubTotal             228,586             626,546

              Deferred:
                   Federal              100,719             522,864
                   State                 20,736             107,649
                                      ---------           ---------
                   SubTotal             121,455             630,513

              Total                  $  350,041          $1,257,059
                                      =========           =========

         The components of the deferred tax asset (liability) are as follows for the period ending January 31st:

                                         2001                2002
                                      ---------           ---------
         Loss Carry-Forward             229,143                   0
         Accelerated Depreciation        47,437              40,619
         Deferred Receivables          (343,669)           (651,201)

         Deferred Tax Asset(Liab)       (67,089)           (610,582)
         Valuation Allowance             97,541              19,931
                                      ---------           ---------
         Net Deferred Tax Asset
           (Liability)               $   30,452          $  630,513
                                      =========           =========


  Series A Preferred Stock
  ------------------------
      The Series A Preferred Stock is non-voting, nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the Preferred Stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors. No dividend was declared for the periods ended January 31, 2001 and 2002.

 Stockholders' Equity
 --------------------
    Warrants
      At January 31, 2002, the Company had total warrants outstanding to purchase 80,000 shares of the Company's Common Stock. The exercise price of the warrants are at $7.80 per share. Warrants for these 80,000 shares expire on May 2003.

       The Company has reserved 80,000 common shares for issuance upon exercise of all warrants.

       In March of 1999, the Company implemented a stock repurchase program. As of January 31, 2002, the Company has repurchased 245,962 shares and has returned such shares to 'authorized but not issued' shares.

 Servicing
 ---------
       During the recent period ended January 31, 2002, the Company has continued to build its servicing portfolio. As of the balance sheet date, the servicing portfolio was one hundred one million, seven hundred thirty two thousand, sixty six dollars (101,732,066) in residential loans.

 Stock Option Plan
 -----------------
      In December, 1993 the Company adopted the Non-Qualified and Incentive Stock Option Plan and established the number of common shares issuable under the plan at 500,000 shares. The exercise price for options under the plan is the fair market value of the Common Stock on the date on which the option is granted. The option price is payable either in cash, by the surrender of common shares in the Company, or a combination of both. The aggregate number of options granted in any one year cannot exceed 10% of the total shares reserved for issuance under the plan. Options may be exercisable immediately, after a period of time or in installments, and expire on the tenth anniversary of the grant. The plan will terminate in December, 2003. The total number of shares granted as of January 31, 2002 was 220,500.

 Contingencies
 -------------
           The Company is involved in litigation in the normal course of business. This Litigation is not expected to have a material effect on the Company's results Of operations or financial condition.

 Expansion
 ---------
           On October 9, 1998, the Company purchased certain assets of Mortgage Service of America, Inc. for $187,291 under the purchase method of accounting. MSA is in the mortgage loan origination business and originated primarily first mortgages. The purchase price was paid in cash. Assets in the amount of $50,000 are being depreciated over their useful lives and goodwill of $137,291 will be amortized over 17.5 years. Due to the method of accounting used by Mortgage Service America it is not possible to present a pro forma combined financial statement. If included, management does not believe it would present a material change to the Company's financial statements.

 Basis of Presentation
 ---------------------
           Earnings per share is presented in accordance with the provision of the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of "basic" and "diluted" earnings per share. Basic earnings per share is based on the weighted average shares outstanding without regard for common stock equivalents, such as stock options and warrants. Diluted earnings per share includes the effect of common stock equivalents.

      The following reconciles basic earnings per share to diluted earnings per share under the provisions of SFAS 128:

                                          Period Ended January 31, 2001
                                     ---------------------------------------
                                       Income        Shares        Per Share
                                     (Numerator)  (Denominator)      Amount
                                     -----------  -------------    ---------
      Basic Earnings Per Share
      Income Available to Common
           Shareholders                401,704     4,095,029         .0981

      Effect of Dilutive Securities                   80,000

      Diluted Earnings Per Share
      Income Available to Common
          Shareholders                 401,704     4,095,029         .0962



                                          Period ended January 31, 2002
                                     ---------------------------------------
                                       Income        Shares        Per Share
                                     (Numerator)  (Denominator)      Amount
                                     -----------  -------------    ---------
      Basic Earnings Per Share
      Income Available to Common
           Shareholders              1,491,152     4,095,929        0.3641

      Effect of Dilutive Securities                  300,500

      Diluted Earnings Per Share
      Income Available to Common
          Shareholders               1,491,152     4,395,929        0.3392

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

       The Operation, founded in 1986, operates as a full-service mortgage banking company principally engaged in the origination and sale of first mortgage loans secured by residential real estate. On a limited scale, the Company also originates commercial loans; and services residential mortgage loans.

    Results of Operations
    ---------------------
         Nine Months Ended January 31, 2002

      The nine month period ended in January, saw loan volume and revenue increase substantially as compared to the same period last year. Company management attributed the results to an increase in loan volume brought on by an increase in new branch offices set against a background of a favorable interest rate environment.

       Commission and fee revenue increased from $10,098,210 for the nine months ended January 31, 2001 to $17,006,055 for the nine months ended January 31, 2002. This percentage increase of approximately 68.4% is the result of the revenue generated from an increase in the number of loan originations.

        Interest income increased from $1,871,401 for the nine months ended January 31, 2001 to $2,545,199 for the nine months ended January 31, 2002. This increase was attributable to the income generated from the increased number of loan originations.

       Salary and commission expense increased from $5,216,413 for the nine months ended January 31, 2001 to $9,005,533 for the nine months ended January 31, 2002. This increase was largely attributed to the incremental cost associated with the premiums that are paid to mortgage brokers for wholesale loan originations.

       Selling and administrative expenses increased from $2,391,915 for the nine months ended January 31, 2001 to $3,635,499 for the nine months ended January 31, 2002. This increase reflected the incremental expenses associated with the increase in loan volume.

       Depreciation and amortization expense changed from $125,092 for the nine months ended January 31, 2001 to $88,281 for the nine months ended January 31, 2002.

      Interest expense decreased from $1,783,822 for the nine months ended January 31, 2001 to $1,733,282 for the nine months ended January 31, 2002. This decrease was due to lower warehouse borrowing costs despite the increase in overall loan origination volume.

 Liquidity and Capital Resources
 -------------------------------
       During the nine months ended January 31, 2001 and January 31, 2002, net cash generated(used) by operating activities was $736,149 and $2,536,252, respectively. Net cash generated by operating activities increased from the first nine months of 2001 to the first nine months of 2002 largely due to an increase in net income, and the fluctuation in the balances in accrued expenses and accounts payable.

       Net cash generated(used) by investing activities changed from $43,017 for the nine months ended January 31, 2001 to ($777,333) for the nine months ended January 31, 2002. The change from 2001 to 2002 was largely attributable to the increase in both number of and volume of loans where servicing rights were retained.

       Cash flow from financing activities for the first nine months of 2001 and first nine months of 2002 was $1,245,294 and $23,607, respectively. The change from year to year was primarily due to the fluctuation in mortgage loans held for sale from period to period.

       The net cash flow from operating, financing, and investing activities was $2,024,460 for the first nine months 2001 and $1,782,526 for the first nine months 2002.

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

       During the first nine months of fiscal year 2002, the Company has continued to pursue its strategy of retaining rights on certain mortgage loans. Such retention has resulted in a reduction in short term cash flow. The Company has employed capital to finance the retention of servicing rights. This capital principally has been expended to pay the costs associated with loan origination, such as loan officer compensation, broker commissions, and miscellaneous overhead expenses. However, the retention of servicing rights is expected to create an asset on the Company's balance sheet and creates future cash flow streams.

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

 PART II - OTHER INFORMATION

    ITEM

   1. Legal Proceedings - Item 3. Entitle "Legal Proceedings" is incorporated herein(by Reference from the Company's Annual Report on Form 10-KSB as Filed with United State Securities Exchange Commission on July 31, 2001

    2.   Changes in Securities - None
         (a)       None
         (b)       None
         (c)       None
         (d)       None


    3.   Defaults upon Senior Securities - None

    4.   Submission of Matters to a vote of Security Holders-None

    5.   Other Information - None

    6.   Exhibits and Reports on Form 8-K
         (a)    Exhibit (see exhibit list)
         (b) Reports on Form 8-K - (1) The Company filed current reports on Form 8-K on 12/18/01.



  ITEM 6(a) EXHIBIT LIST  -  NONE

                                 SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             United Financial Mortgage Corp.


   March 15, 2002                     By:     /s/ Joseph Khoshabe
                                              ----------------------------
                                              Joseph Khoshabe
                                              Chairman and Chief Executive
                                              Officer

   March 15, 2002                     By:     /s/ Steve Khoshabe
                                              ----------------------------
                                              Steve Khoshabe
                                              Chief Financial Officer

   March 15, 2002                     By:     /s/ Robert S. Luce
                                              ----------------------------
                                              Robert S. Luce
                                              Secretary