Form 10KSB
period 2002-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 2002-07-29
CIK 916823

U.S. SECURITIES AND EXHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-KSB

 (Mark One)

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-KSB
 [ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended April 30, 2002
                                      OR
 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the transition period from              to
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

      Check whether the issuer (1) filed all reports required to be filed  by
 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there  is no disclosure  of delinquent filers  in response  to
 Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State Issuer's revenues for its most recent fiscal year.....$22,607,274

 The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,534,018 on July 29, 2002.

      (Applicable only to corporate registrants) State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 3,945,449, net of treasury stock.

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

  Transitional Small Business Disclosure Form (Check one): Yes [  ]  No [X]

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Some of the statements in this Annual Report and Form 10-KSB, including some statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "estimate," "expect," "intend," "may," "will," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Annual Report and Form 10-KSB and in our other periodic reports and documents filed with the Securities and Exchange Commission.


                                    PART I

 Item 1. Description of Business

      The Company was formed as an Illinois corporation in April of 1986 to engage in the business of mortgage banking. The Company is approved as a mortgage banker in 37 states. The Company's mortgage banking business principally has focused on retail and wholesale residential mortgage origination activities. The Company is expanding its mortgage servicing activities by retaining servicing on selected loans that it originates. The Company's principal lines of business are conducted through the Retail Origination Division, the Wholesale Origination Division and the Servicing Division. The Company's Retail and Wholesale Origination business is principally conducted in the states of Illinois, California, and Nevada.

      The Company actively participates in the mortgage banking market on a national basis. Mortgage banking generally involves the origination or purchase of single-family mortgage loans for sale in the secondary mortgage market. The secondary mortgage market and its evolution have been significantly influenced by two government-sponsored enterprises, Federal National Mortgage Association (commonly referred to as "Fannie Mae") and Federal Home Loan Mortgage Corporation (commonly referred to as "Freddie Mac"), and one government agency, Government National Mortgage Association (commonly referred to as "Ginnie Mae").

      Mortgage originators sell their loans directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities. Similarly, the originators can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae. In order to arrange these sales or obtain these guarantees, the originator must underwrite its loans to conform to standards established by Fannie Mae and Freddie Mac or by the Federal Housing Administration in the case of Ginnie Mae. Loans with principal balances exceeding agency guidelines, currently those in excess of $300,700 for single-family mortgage loans (i.e., "jumbo" or "nonconforming loans"), are sold to private investors.

      The loans that the Company originates and expects to service are primarily first mortgages secured by single (one to four units) family residences. In addition the Company may originate, sell and service loans secured by first mortgages on multi-family residential properties (more than four units).

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

 Market Area

      At this time, the Company's primary sources of loan originations are its Wholesale and Retail Divisions. On April 30, 2002, the Company's Retail Division operated twelve (12) full service retail origination offices. At such date, the retail offices were located in three (3) states. These offices were staffed by approximately 70 employees, including commission-based loan officers. The retail offices are currently located as follows:
 Oak Brook, Oak Park, Bensenville, Mount Prospect, Countryside, Cicero, and Chicago(5), Illinois; and Las Vegas, Nevada. Wholesale origination principally is conducted from the Company's offices in Oak Brook, Illinois(2), Fair Oaks, Chatsworth, and Irvine, California.

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

      The Company's Wholesale Division has operations in Oak Brook, Illinois(2) and three locations in California: Fair Oaks, Chatsworth, and Irvine, California. The Wholesale Division of the Company acquires loans from a network of mortgage brokers and other financial intermediaries, including banks, who are screened by the Company.

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

      Establishing a reputation for prompt and responsive customer service is another integral component of the Company's marketing strategies. The Company believes that the ability to process loan applications quickly provides a distinct advantage over its competitors. It is management's experience that the average period between receipt of a loan application and the Company's lending commitment is generally less than 10 days. The Company endeavors to process loans quickly, while maintaining comprehensive underwriting controls through its automated techniques for loan origination, processing, underwriting and closing. The Company's computer system integrates the Company's loan origination activities to expedite loan processing, and enhances its ability to respond to market opportunities. Quality Control of Mortgage Origination

      In order to ensure that the Company originates high quality mortgage loans, it has retained the services of a quality control company with an industry wide reputation to conduct audits of the Company's loan origination activities on a monthly basis. The Quality Control company audits, pursuant to contractual specifications, approximately ten (10%) percent of the aggregate retail and wholesale loans originated by the Company on a monthly basis. The audit process includes verification of mortgage information, including: employment status, wages/salaries; credit standing; property appraisal; confirmation of the borrower's savings and other assets; and compliance with other applicable underwriting guidelines. The Quality Control company selects loan files on a random basis. The Company receives a quality control management report from the Quality Control Company at the conclusion of each monthly audit.

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

      The Company's internal Quality Control Department reviews the Company's origination activities in order to enhance the ongoing evaluation of the loan processing function, including employees, credit reporting agencies and independent appraisers. In conducting such reviews, the Quality Control Department reviews the loan applications for compliance with federal and state lending standards, which involves a second verification of employment prior to loan closing, reconfirmation of banking information, and obtaining separate credit reports and property appraisals. The Quality Control
 Department submits all review results directly to the president of the Company.

      During the year ended April 30, 2002, the Company sold approximately  $
 858.8 million in single-family mortgage loans into the secondary market, of which 5 loans were repurchased, representing less than one-tenth of one percent of the approximately 5,400 loans originated. The Company views loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing reviews by its quality control department.
 Loan Commitments

      Subsequent to underwriting approval, but prior to loan funding, the Company issues loan commitments to qualified applicants. Commitments indicate: loan amount, fees, funding conditions, approval expiration dates and interest rates. Commitments providing for "fixed" interest rates beyond sixty (60) days generally are not issued, unless the Company receives an appropriate fee based upon the assessment of the risk associated with a longer commitment period.

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

 Regulatory

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

 Secondary Market Activities

      The Company sells substantially all of the mortgage loans that it originates or purchases through its mortgage banking operations while retaining the servicing rights to some of the loans. During the years ended April 30, 2002 and 2001, the Company originated or purchased $857.7 million and $388.2 million in total mortgage loans, respectively, and sold $858.8 million and $366.7 million of mortgage loans, respectively, in the secondary market. Mortgage loans are aggregated into pools and sold, or are sold as individual mortgage loans, to investors principally at prices established at the time of sale or pursuant to forward sales commitments. Conforming conventional mortgage loans are generally pooled and exchanged pursuant to the purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or for Fannie Mae, Freddie Mac, or Ginnie Mae mortgage-backed securities, which are generally sold to investment banking firms. A limited number of mortgage loans are sold to other institutional and non-institutional investors. For the year ended April 30, 2002, approximately 50% of the conforming conventional mortgage loans were exchanged for Fannie Mae and Freddie Mac mortgage-backed securities, which securities were then sold to investment banking firms. The remainder were sold to other institutional and non-institutional investors.

      The Company exchanges and sells mortgage loans on a non-recourse basis. In connection with The Company's loan exchanges and sales, the Company makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to accuracy of information. If there is a breach of the representations and warranties by the Company, the Company typically corrects these flaws. If the flaws cannot be corrected, the Company may be required to repurchase these loans. In cases where loans are acquired from a broker or correspondent and there have been material misrepresentations made to the Company, the Company generally has the right to resell the flawed loan back to the broker or correspondent pursuant to the agreement between the Company and the broker or correspondent. Otherwise, the Company is indemnified against loss on these flawed loans by the broker. In addition, the Company relies upon contract underwriters for a portion of its loan production, and these underwriters must indemnify the Company against loss for loans, which are eventually determined to have not met investor guidelines.

      The Company assesses the interest rate risk associated with outstanding commitments that it has extended to fund loans and hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility. These factors are monitored on a daily basis, and the Company adjusts its hedging on a daily basis as needed. The Company hedges its "held for sale" mortgage loan portfolio and its interest rate risk inherent in its unfunded mortgage commitments primarily through the use of forward sale commitments. Pursuant to these commitments, the Company enters into commitments with terms of not more than 90 days to sell these loans to Freddie Mac, Fannie Mae.

 Mortgage Loan Servicing Activities

      The Company derives a portion of its revenues from the servicing of mortgage loans for others. For the years ended April 30, 2002 and 2001, the Company realized servicing fee income, net of amortization and subservicing fees, from its mortgage loan servicing operations of $202,127 and $78,696, respectively. Servicing arises in connection with mortgage loans originated or purchased and then sold in the secondary market with mortgage servicing rights retained.

      Mortgage loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate mortgage loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions if there are unremedied defaults, and other miscellaneous duties related to loan administration. The Company collects servicing fees from monthly mortgage payments generally ranging from 0.25% (i.e., 25 basis points) to 0.75% (i.e., 75 basis points) of the declining principal balances of the loans per annum. The Company engaged a subservicer for these loans and pays $6.50 per loan per month for this.

      The Company services mortgage loans nationwide. The geographic distribution of the Company's servicing portfolio reflects the national scope of the Company's loan originations. The three largest states accounted for approximately 96% of the total number of mortgage loans serviced and approximately 97% of the dollar value of the mortgage loans serviced, at April 30, 2002, while the largest volume by state was California with approximately 76% and 79% of the mortgage loans serviced by number and value, respectively. At April 30, 2002 and 2001, the Company's servicing portfolio consisted of $107.2 million and $ 33.9 million of conventional servicing, respectively.

      There is a prepayment risk related to the value of the Company's mortgage servicing rights if declining interest rates provide borrowers with refinancing opportunities. At April 30, 2002 and 2001, the total amount of the mortgage servicing rights recorded by the Company was $ 1.3 million and $0.6 million, respectively. For further information, see Note 4 of Notes to the Financial Statements.

      The Company's mortgage servicing portfolio includes servicing for adjustable rate and fixed rate fully amortizing loans. At April 30, 2002, 2.2% of the mortgage servicing rights related to adjustable rate loans, which had a weighted average coupon rate of 6.2%; 1.5% of the mortgage servicing rights related to fixed rate balloon payment loans, which had a weighted average coupon rate of 6.2%; and the remaining 96.3% related to fixed rate fully amortizing loans, which had a weighted average coupon rate of 6.8%. At April 30, 2002, the Company's mortgage servicing portfolio had an aggregate weighted average coupon rate of 6.8%.

      The following table contains information, as of April 30, 2002, on the percentage of fixed-rate, single-family mortgage loans being serviced for others by the Company, by interest rate category.

            Coupon Range               Percentage of Portfolio
            ------------               -----------------------
           Less than 6.00%                        3.6%
           6.01 - 7.00%                          72.7
           7.01 - 8.00%                          19.4
           8.01 - 9.00%                           4.3
                                                -----
             Total                              100.0%
                                                =====

      At April 30, 2002, the Company was servicing approximately 680 mortgage loans with an aggregate unpaid principal balance of $107.2 million. Of these loans, .3% were delinquent and none were in foreclosure. At April 30, 2002, the Company's delinquency rates on loans serviced for Freddie Mac and Fannie Mae were .3% and .3%.


 Item 2. Description of Property

      The Company's corporate and administrative headquarters are located in leased facilities in Oak Brook, Illinois. These facilities comprise approximately 6,800 square feet of space in a building leased by the Company for a ten year term at annual rate of approximately $9.50 to $15.63 per square foot, triple net, which lease expires in 2003. In addition, at April 30, 2002, the Company leased an aggregate of approximately 1,146 square feet in Las Vegas, Nevada; 1,475 square feet in Irvine, California; 3,380 square Feet in Chatsworth, California and 1,572 square feet in Fair Oaks, California. The Company also has several other locations with significantly smaller lease commitments. The aggregate annual lease payments on properties leased by the Company as of April 30, 2002 was $490,339. Company believes that its present facilities are adequate for its current level of operations. None of the Company's leased facilities are leased from affiliates of the Company.

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

      There were no items submitted to a vote of security holders in the fourth quarter.


 Item 5. Market for Common Equity and Related Stockholder Matters.

      Market Information

      The  Company's  Common  Stock  began  trading  on  the  Chicago   Stock
 Exchange("CSX") on May 27, 1998. The Company's Common Stock is traded on CSX under the symbol UFM.

      Holders.   As  of July  22,  2002,  the Company  estimates  there  were approximately 500 holders of record of the shares.

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

      Stock Price.   The table below  sets forth the  estimated high and  low
 sales price of the stock during the periods indicated.

           Year Ended April 30          High    Low
           -------------------          ----    ---
           2002
           ----
             First Quarter            $ 1.50  $ 1.00
             Second Quarter             2.00    1.10
             Third Quarter              3.00    1.75
             Fourth Quarter             3.45    2.55

           2001
           ----
             First Quarter            $ 1.75  $ 1.00
             Second Quarter             1.50    1.00
             Third Quarter              1.05     .50
             Fourth Quarter             1.20    1.00


 Item 6.  Selected Financial Data

      We are providing the following information to aid you in your analysis of the Company. We derived this financial information presented below from the audited consolidated financial statements of the Company. The information is only a summary and you should read it in conjunction with our historical financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 below.

 Summary Financial and Other Data

                                                         At April 30,
                                                  2002       2001       2000
                                                --------   --------   --------
                           (Dollars in thousands, except per share throughout) Balance Sheet Data:
      Total assets                             $  61,965  $  60,387  $  36,918
      Cash and cash equivalents                    6,206      4,261      2,806
      Loans held for sale                         51,417     52,719     31,641
      Warehouse lines of credit                   50,210     51,052     29,569
      Stockholders' equity                         8,298      7,430      6,495
      Shares outstanding, net of
        treasury stock                             3,945      4,060      3,891
      Book value per share                          2.10       1.83       1.67

   Other Data:
      Number of:
        Retail offering facilities                    12         10          7
        Wholesale/correspondent lending offices        5          4          3
        Full-time equivalent employees               200        150        130
      Available warehouse lines of credit      $ 100,000  $  85,000  $  52,000

 Summary of Operations

                                                 For the Years Ended April 30,
                                                  2002       2001       2000
                                                --------   --------   --------
                                      (Dollars in thousands, except per share)
   Operations Data:
   Revenues                                    $  22,607  $  14,941  $  10,896
   Expenses                                       20,304     13,901     11,014
                                                --------   --------   --------
   Earnings (loss) before income taxes             2,303      1,040       (118)
   Income taxes                                    1,207        172        (75)
                                                --------   --------   --------
   Net income (loss)                               1,096        868        (43)

   Preferred stock dividends                          39          -         39
                                                --------   --------   --------
   Net income available to common stockholders $   1,057  $      86  $     (82)
                                                ========   ========   ========
   Per Share Data :
   Basic earnings (loss) per common share      $    0.26  $    0.21  $   (0.02)
   Diluted earnings (loss) per common share    $    0.26  $    0.21  $   (0.02)
   Weighted average number of shares
     outstanding (basic)                           3,992      4,069      3,900
   Weighted average number of shares
     outstanding (diluted)                         4,003      4,069      3,900

   Mortgage Servicing Data:
   Mortgage loans serviced for others          $ 107,176  $  33,902  $  18,766
   Capitalized value of mortgage
     servicing rights                              1,339        592        329



 Item 7. Management Discussion and Analysis of Operations.

                      MANAGEMENT DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 The following discussion provides additional information regarding the operations and financial condition of the Company for the two fiscal years ended April 30, 2002 and 2001. This discussion should be read in conjunction with the "Selected Financial Data," the financial statements of the Company, and the accompanying notes thereto.

 Results of Operations

      Two Years Ended April 30, 2001  and April 30, 2002

      Gain on sale of loans increased from $8,744,979 for the fiscal year ended April 30, 2001 to $14,638,326 for the fiscal year ended April 30, 2002. This increase was attributable to the increase in loan sales from $366.7 million in 2001 to $858.8 million in 2002. In addition to the increase in gain on sale of loans there was also an increase in loan charges of $597,010 for the fiscal year ended April 30, 2002 as compared to 2001. This increase was due to the increase in loan originations, from $388 for the fiscal year ended April 30, 2001 as compared to $858 for the fiscal year ended April 30, 2002.

      Loan servicing income increased by $123,431 or 157% as a result of the increase in loans serviced. The loan servicing portfolio increased by $73 million, from $33.8 million at April 30, 2001 to $107.2 million at April 30, 2001.

      The fiscal year ended April 30, 2002 was a period of significant accomplishment for the Company. Loan volume and revenues increase substantially from year to year. In fact, both revenue and loan volume were at all time highs in the year ended April 30, 2002. The primary reasons for the increase in revenue and loan volume was the opening of three new locations in fiscal 2002, as well as the Chatsworth, California office, which opened late in fiscal 2001. The Chatsworth office is originating approximately $25 million of loans per month. In addition to this, there was also a steady rise in volume as a result of the interest rate environment. Individuals continue to refinance there mortgage loans.

      Mortgage servicing fees, loan charges, and servicing income increased from $12,308,475 for the twelve months ended April 30, 2001 to $18,922,263 for the twelve months ended April 30, 2002. This is a percentage increase of approximately 53.7%.

      Interest income increased from $2,563,961 for the twelve months ended April 30, 2001 to $3,685,011 for the twelve months ended April 30, 2002. This increase was attributable to an increase in overall loan originations.

      Salary and commissions expenses increased from $8,288,585 for the twelve months ended April 30, 2001 to $13,002,563 for the twelve months ended April 30, 2002. The increase was attributed to two main factors:
 continued investment in the expansion of the Company's sales organization and the increasing cost of commissions paid on wholesale loan originations.

      Selling and administrative expenses increased from $2,971,475 for the twelve months ended April 30, 2001 to $4,804,329 for the twelve months ended April 30, 2002. This increase of over 60% was due to expansion of the sales effort and volume of loan originations and sales. Originations increased by over 120% from April 30, 2001.

      Depreciation and amortization expense increased from $131,038 for the twelve months ended April 30, 2001 to $135,025 for the twelve months ended April 30, 2002. This increase principally resulted from technology investments made during previous fiscal years. This investment is in line with the Company's strategy of technological advancement and infrastructure improvements.

      Interest expense decreased from $2,509,979 for the twelve months ended April 30, 2001 to $2,362,696 for the twelve months ended April 30, 2002. This decrease was the result of a decrease in the rate of interest charged to the Company on its warehouse lines of credit.

      Income taxes increased from $172,341 for the fiscal year ended April 30, 2001 to $1,207,388 for the fiscal year ended April 30, 2002. This increase in taxes was the result of various factors including an increase in taxable income, the use of net operating loss carryforwards in the prior year, and the evaluation of various deferred tax items which caused an increase in the deferred tax liability.

 Liquidity and Capital Resources

      During the twelve months ended April 30, 2001 and April 30, 2002, net cash from operating activities was ($20,154,412) and $3,118,321 respectively. Net cash from operating activities increased from year to year largely due to the proceeds from the sale of mortgage loans held for sale and the change in accrued expenses and other current liabilities.

      Net cash from investing activities decreased from $1,304,788 for the fiscal year ended April 30, 2001 to ($108,720) or the fiscal year ended April 30, 2002. The change from 2001 to 2002 was largely attributable to the net change in certificates of deposit from year to year.

      Cash flow from financing activities for the fiscal year 2001 and fiscal
 year  2002  was  $22,021,078  and ($1,064,006)  respectively.   This  change
 resulted largely from the fluctuation in warehouse lines of credit.

      The net cash flow from operating, financing, and investing activities was $3,171,454 for the fiscal year ended April 30, 2001 and $1,945,595 for the fiscal year ended April 30, 2002.

      Capital expenditures for the year ended April 30, 2002 were approximately $50,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings.

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

      Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis.

      The Company's sources of cash flow include cash from gains on sale of mortgage loans, net interest income, servicing fees, and borrowings. The Company sells its mortgage loans generally on a monthly basis to generate cash for operations. The Company's uses of cash in the short term include the funding of mortgage loan purchases and originations and purchases of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures.

      The Company funds its business through the use of warehouse lines of credit. The warehouse lines of credit have a limit of $ 100 million. Borrowing pursuant to the warehouse lines of credit totaled $ 50.2 million at April 30, 2002 and $ 51.0 million at April 30, 2001. The interest rates on the warehouse lines of credit vary and result in a weighted average rate of 3.5% at April 30, 2002 and 6.5% at April 30, 2001. The warehouse lines of credit are payable on demand. The terms of the warehouse lines of credit impose certain limitations on the operations of the Company.
 Impact of New Accounting Standards

      In June 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on the financial statements if the Company enters into a business combination.

      Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this statement on May 1, 2002, and early adoption is not permitted. The adoption of this statement will not have a material impact on the financial statements.


 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Qualitative Information about Market Risk. The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements, performance objectives, and manage the risk consistent with the Company's Policy. Through this management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors of the Company is responsible for reviewing policies and interest rate risk position. The Board of Directors reviews the position on at least a quarterly basis. In connection with this review, the Board of Directors evaluates the Company's business activities and strategies, the effect of those strategies on the Company's market value of the loans held for sale and servicing portfolios, and the effect the changes in interest rates will have on the Company's loans held for sale and servicing portfolios.

      The continuous  movement of  interest rates  is certain;  however,  the extent and timing of these movements is not always predictable. Any movements in interest rates has an effect on the Company's profitability. The value of loans, which the Company has either originated or committed to originate, decreases as interest rates rise and conversely, the value increases as interest rates fall. The value of mortgage servicing rights tends to move inversely to the value of loans, increasing in value as interest rates rise and decreasing in value as interest rates fall. In turn, this affects prepayment speed of loans underlying the Company's mortgage servicing rights.

      Because it is unlikely that any particular movement in interest rates could affect only one aspect of the Company's business, many of the Company's products move in offsetting directions to each other. For instance, the decrease in the value of the Company's mortgage servicing portfolio associated with a decline in interest rates usually will not occur without some degree of increase in new mortgage loan production, which may offset the decrease in the value of the mortgage servicing portfolio.

      Quantitative Information about Market Risk. The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan origination and loan servicing businesses, which are counter cyclical in nature. In addition, the Company utilizes various hedging techniques to manage the interest rate risk related specifically to its committed pipeline loans, mortgage loan inventory, and mortgage servicing rights. The Company primarily utilizes forward sales of mortgage-backed securities. These instruments most closely track the performance of the Company's committed pipeline of loans because the loans themselves can be delivered directly into these contracts.

      The overall objective of the Company's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

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

 Inflation and Seasonality

      The Company believes the effect of inflation, other than its potential effect on market interest rates, has been insignificant thus far. Due to technological and infrastructure advancements, an increase in the Company's servicing portfolio, and the opening of additional branch offices the Company hopes to continue to minimize seasonality fluctuations.

 Item 8.  Financial Statements


                       UNITED FINANCIAL MORTGAGE CORP.

                             FINANCIAL STATEMENTS
                           April 30, 2002 and 2001



                              TABLE OF CONTENTS



 REPORT OF INDEPENDENT AUDITORS..............................  15


 FINANCIAL STATEMENTS

   BALANCE SHEETS ...........................................  16

   STATEMENTS OF INCOME .....................................  17

   STATEMENTS OF STOCKHOLDERS' EQUITY .......................  18

   STATEMENTS OF CASH FLOWS .................................  19

   NOTES TO FINANCIAL STATEMENTS ............................ 20-31

                        REPORT OF INDEPENDENT AUDITORS



 Board of Directors and Stockholders
 United Financial Mortgage Corp.
 Oak Brook, Illinois


 We have audited the accompanying balance sheet of United Financial Mortgage Corp. as of April 30, 2002, and the related statements of income, stockholders' equity, and cash flows for the year ended April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of United Financial Mortgage Corp. as of April 30, 2001 were audited by other auditors whose report dated July 25, 2001 expressed an unqualified opinion on those statements.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the April 30, 2002 financial statements referred to above present fairly, in all material respects, the financial position of United Financial Mortgage Corp. as of April 30, 2002 and the results of its operations and its cash flows for the year ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                    Crowe, Chizek and Company LLP

 Oak Brook, Illinois
 July 19, 2002

                       UNITED FINANCIAL MORTGAGE CORP.
                                BALANCE SHEETS
                           April 30, 2002 and 2001

 ----------------------------------------------------------------------------

                                                     2002             2001
                                                 -----------      -----------
 ASSETS
   Cash and due from other financial
     institutions                               $  1,794,254     $  1,154,687
   Interest bearing deposits in other
     financial institutions                        4,411,951        3,105,923
                                                 -----------      -----------
      Total cash and cash equivalents              6,206,205        4,260,610
   Certificates of deposit                         1,221,835        1,233,113
   Loans held for sale                            51,417,233       52,719,199
   Notes receivable-related parties                   80,647           71,500
   Mortgage servicing rights, net                  1,339,698          591,593
   Leasehold improvements and equipment, net         298,080          313,107
   Goodwill                                          105,257          114,409
   Prepaid expenses and other assets               1,296,377        1,083,747
                                                 -----------      -----------
      Total assets                              $ 61,965,332     $ 60,387,278
                                                 ===========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
   Warehouse lines of credit                    $ 50,209,562     $ 51,052,398
   Note payable                                      369,836          392,545
   Accrued expenses and other liabilities          3,088,371        1,512,231
                                                 -----------      -----------
      Total liabilities                           53,667,769       52,957,174

 Stockholders' equity
   Preferred stock, 5,000,000 authorized, no
    par value, Series A redeemable shares, 63
    issued and outstanding at April 30, 2002
    and 2001 (aggregate liquidation preference
    of $315,000)                                     315,000          315,000
   Common stock, no par value, 20,000,000
    shares authorized, 4,095,029 shares issued
    and outstanding at April 30, 2002 and
    April 30, 2001                                 6,633,903        6,633,903
   Retained earnings                               1,594,621          537,848
                                                 -----------      -----------
                                                   8,543,524        7,486,751
   Treasury stock, 149,580 shares at April 30,
     2002 and 35,080 shares at April 30, 2001,
     at cost                                        (245,961)         (56,647)
                                                 -----------      -----------
      Total stockholders' equity                   8,297,563        7,430,104
                                                 -----------      -----------
   Total liabilities and stockholders' equity   $ 61,965,332     $ 60,387,278
                                                 ===========      ===========

 ----------------------------------------------------------------------------

               See accompanying notes to financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                             STATEMENTS OF INCOME
                     Years ended April 30, 2002 and 2001

 ----------------------------------------------------------------------------

                                                     2002             2001
                                                 -----------      -----------
 Revenues
   Gain on sale of loans                        $ 14,638,326     $  8,744,979
   Loan charges                                    4,081,810        3,484,800
   Loan servicing income                             202,127           78,696
   Interest income                                 3,685,011        2,563,961
   Other income                                            -           69,239
                                                 -----------      -----------
      Total revenues                              22,607,274       14,941,675

 Expenses
   Salaries and commissions                       13,002,563        8,288,585
   Selling and administrative                      4,804,329        2,971,475
   Interest expense                                2,362,696        2,509,979
   Depreciation and amortization                     135,025          131,038
                                                 -----------      -----------
      Total expenses                              20,304,613       13,901,077
                                                 -----------      -----------
 Income before income taxes                        2,302,661        1,040,598

 Income taxes                                      1,207,388          172,341
                                                 -----------      -----------
 Net income                                        1,095,273          868,257

 Preferred stock dividends                            38,500                -
                                                 -----------      -----------
 Net income for common stockholders             $  1,056,773     $    868,257
                                                 ===========      ===========
 Basic earnings per common share                $        .26     $        .21
                                                 ===========      ===========
 Diluted earnings per common share              $        .26     $        .21
                                                 ===========      ===========

 ----------------------------------------------------------------------------

               See accompanying notes to financial statements.

                           UNITED FINANCIAL MORTGAGE CORP.
                         STATEMENTS OF STOCKHOLDERS' EQUITY
                         Years ended April 30, 2002 and 2001

 -------------------------------------------------------------------------------------------

                               Preferred      Common     Retained     Treasury
                                 Stock         Stock     Earnings       Stock        Total
                               ---------    ----------   ---------    --------    ----------
 Balance, May 1, 2000         $  315,000   $ 6,536,403  $ (330,409)  $ (25,465)  $ 6,495,529

 Purchase of 26,200 shares
   of treasury stock                   -             -           -     (31,182)      (31,182)

 Exercise of warrants                  -        97,500           -           -        97,500

 Net income                            -             -     868,257           -       868,257
                               ---------    ----------   ---------    --------    ----------

 Balance, April 30, 2001         315,000     6,633,903     537,848     (56,647)    7,430,104

 Net income                            -             -   1,095,273           -     1,095,273

 Preferred stock dividends             -             -     (38,500)          -       (38,500)

 Purchase of 114,500 shares of
   treasury stock                      -             -           -    (189,314)     (189,314)
                               ---------    ----------   ---------    --------    ----------

 Balance, April 30, 2002      $  315,000   $ 6,633,903  $1,594,621   $(245,961)  $ 8,297,563
                               =========    ==========   =========    ========    ==========

 -------------------------------------------------------------------------------------------

                   See accompanying notes to financial statements.


                           UNITED FINANCIAL MORTGAGE CORP.
                              STATEMENTS OF CASH FLOWS
                         Years ended April 30, 2002 and 2001

 ----------------------------------------------------------------------------

                                                       2002           2001
                                                   -----------    -----------
 Cash flows from operating activities
  Net income                                      $  1,095,273   $    868,257
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation                                       135,025        131,038
    Amortization of mortgage servicing rights          253,092         68,592
    Gain on sales of loans                         (14,638,326)    (8,744,979)
    Origination of mortgage loans held for sale   (857,700,421)  (388,204,365)
    Proceeds from sale of mortgage loans
      held for sale                                873,458,713    375,494,034
    Amortization of goodwill                             9,152          9,153
    Change in prepaid expenses and other assets       (212,630)      (141,259)
    Change in accrued expenses and other
      liabilities                                    1,719,640        696,728
    Increase in mortgage servicing rights           (1,001,197)      (331,611)
                                                   -----------    -----------
      Net cash from operating activities             3,118,321    (20,154,412)

 Cash flows from investing activities
  Net change in certificates of deposit                 11,278      1,283,887
  Purchase of leasehold improvements and
    equipment, net                                    (119,998)        20,901
                                                   -----------    -----------
    Net cash from investing activities                (108,720)     1,304,788

 Cash flows from financing activities
  Purchase of treasury stock                          (189,314)       (31,182)
  Changes in notes receivable - related parties, net    (9,147)        54,099
  Changes in warehouse lines of credit, net           (842,836)    21,870,248
  Repayment of note payable                            (22,709)        (8,087)
  Proceeds from exercise of warrants, net                    -         97,500
  Preferred stock dividend                                   -         38,500
                                                   -----------    -----------
    Net cash from financing activities              (1,064,006)    22,021,078
                                                   -----------    -----------
 Increase in cash and cash equivalents               1,945,595      3,171,454

 Cash and cash equivalents at beginning of year      4,260,610      1,089,156
                                                   -----------    -----------
 Cash and cash equivalents at end of year         $  6,206,205   $  4,260,610
                                                   ===========    ===========
 Supplemental information
  Interest paid                                   $  2,540,677   $  2,667,202
  Taxes paid                                            35,214              -

 ----------------------------------------------------------------------------

                   See accompanying notes to financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO FINANCIAL STATEMENTS
                           April 30, 2002 and 2001



 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business: United Financial Mortgage Corp. (UFMC or the Company) is an Illinois corporation organized on April 30, 1986 to engage in the residential mortgage banking business. The Company is a licensed mortgage banker in the states of Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, North Carolina, Ohio, Oregon, South Carolina, Tennessee, Texas, U.S. Virgin Islands, Utah, Virginia, Washington, Wisconsin, and Wyoming. The Company is an approved mortgagee by the Department of Housing and Urban Development and is qualified to originate mortgage loans insured by the Federal Housing Administration as well as service for Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's mortgage banking operations are considered by management to be aggregated in one reportable operating segment.

 Use of Estimates: Accounting principles generally accepted in the United States of America require management to make estimates and assumptions in preparing financial statements that affect the amounts reported and disclosed. These estimates and assumptions may change in the future, and future results could differ from these estimates. An area involving the use of management's estimates and assumptions, which are susceptible to change in the near term, includes the valuation of loans held for sale, mortgage servicing rights, and the value of fair value hedges.

 Cash and Cash  Equivalents:   Cash and  cash equivalents  include both  non-
 interest-bearing  and   interest-bearing  deposits   with  other   financial
 institutions.

 Loans Held for Sale and Related Derivatives: Balances include deferred origination fees and costs and are stated at the lower of cost or market value in the aggregate. The market value of mortgage loans held for sale is based on market prices and yields at period end in normal market outlets used by the Company.

 The Company purchases derivatives that include forward contracts to deliver loans and mortgage-backed securities. Forward contracts are used to manage interest rate risk on loans held for sale and the pipeline of loans in process. The loans held for sale are generally sold into the forward contracts. Under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), forward contracts are carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as effective hedges. The fair value of derivatives is included with the balance of loans held for sale. Changes in the fair value of derivatives and the offsetting change in fair value of hedged loans held for sale is included in gain on sale of loans in the statements of income.

 The pipeline of loans in process includes commitments to make loans at specific interest rates (rate lock commitments). Under SFAS 133 it was unclear if rate lock commitments met the attributes of a derivative. The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) addressed the issue of such rate lock commitments and issued tentative guidance in January 2001 that categorizes rate lock commitments intended for sale as derivatives. The status of DIG guidance was tentative and could not be adopted until formally cleared by the FASB. The DIG guidance on this matter was cleared by the FASB and is effective May 1, 2002. On May 1, 2002, the Company will record the fair value of rate lock commitments as derivatives and, depending on the amount and attributes of derivatives held at the time, the resulting fair-value adjustments could offset the fair-value adjustments on forward commitments.

 Mortgage Servicing Rights, Net: The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights are recognized as assets for purchased rights and for the allocated value of retained servicing rights on loans sold. The capitalized cost of loan servicing rights is amortized in proportion to and over the period of estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment of the underlying mortgages.

 Mortgage  servicing  rights  are  periodically  evaluated  for   impairment.
 Impairment represents the excess of amortized cost over its estimated fair value and is recognized through a valuation allowance.

 Fair values are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights and the related valuation allowance to change significantly in the future.

 Leasehold Improvements and Equipment: Leasehold improvements and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method over the lease term or estimated useful lives of the assets, whichever is less. The cost of maintenance and repairs is charged to expense as incurred, and significant improvements are capitalized. At the time of sale or disposition of an asset, the applicable cost and accumulated depreciation are removed from the books.

 Income and Expense Recognition: The Company sells loans on a servicing and servicing-released basis. Gain or loss is recognized upon delivery of the loans to the purchaser, equal to the difference between the sales price and the carrying amounts of the loans sold. Loan origination fees and costs are included as a component of gain on the sale of loans.

 Interest on loans held for sale is credited to income as earned, and interest on warehouse lines of credit is charged to expense as incurred.

 Goodwill: Goodwill of $137,291 resulted from the application of purchase accounting principles to the acquisition of Mortgage Service of America in 1998. Goodwill represents the excess of acquisition cost over the fair value of net assets acquired and is amortized over 15 years using the straight-line method.

 Income Taxes: Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods in which they occur.

 Series A Preferred Stock: The Series A preferred stock is nonvoting, is nonparticipating, and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the preferred stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors.

 Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and warrants.

 Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there now are such matters that will have a material effect on the financial statements.

 Impact of Interest Rate Fluctuations: Interest rate fluctuations generally have a direct impact on a mortgage banking institution's financial performance. Significant increases in interest rates may make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans. As a result, the volume and related income from loan originations may be reduced. Significant increases in interest rates will also generally increase the value of the Company's servicing portfolio, as a result of slower anticipated prepayment activity.

 Significant decreases in interest rates may enable more potential borrowers to qualify for a mortgage loan, resulting in higher income related to the loan originations. However, significant decreases in interest rates may result in higher anticipated loan prepayment activity and, therefore, reduce the value of the loan servicing portfolio.

 New Accounting Pronouncements: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition and the excess cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will continue to amortize under the new standard, whereas goodwill will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on May 1, 2002 will not have a material effect on the financial statements.

 Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation.


 NOTE 2 - CASH AND CASH EQUIVALENTS

 Cash and cash equivalents consist of the following at year end:

                                                      2002           2001
                                                  -----------    -----------
      West Suburban Bank                         $  2,232,408   $  1,590,538
      National City Bank of Kentucky                1,056,429      1,547,909
      Austin Bank of Chicago                        1,064,317      1,030,013
      American National Bank of Chicago             1,815,794              -
      Other                                            37,257         92,150
                                                  -----------    -----------
                                                 $  6,206,205   $  4,260,610
                                                  ===========    ===========


 NOTE 3 - CERTIFICATES OF DEPOSIT

 Certificates of deposit consist of the following at year end:


                                                      2002           2001
                                                  -----------    -----------
   Austin Bank of Chicago                        $    801,835   $    825,113
   West Suburban Bank                                 420,000        408,000
                                                  -----------    -----------
                                                 $  1,221,835   $  1,233,113
                                                  ===========    ===========

 NOTE 4 - MORTGAGE LOANS SERVICED

 Activity related to mortgage servicing rights is summarized below:


                                                      2002           2001
                                                  -----------    -----------
   Balance at beginning of year                  $    591,593   $    328,574
      Additions                                     1,001,197        331,611
      Amortization                                    (84,066)       (68,592)
      Impairment charge                              (169,026)             -
                                                  -----------    -----------
   Balance at end of year                        $  1,339,698   $    591,593
                                                  ===========    ===========

 The Company sells mortgage loans to secondary market investors. UFMC collects monthly principal and interest payments and performs certain escrow services for investors through a subservicer arrangement. Through its subservicer, UFMC's servicing portfolio for outside parties was approximately $107,176,000 and $33,805,000 at April 30, 2002 and 2001,
 respectively. These loans are owned by outside parties and are not included in the assets of the Company.


 NOTE 5 - LEASEHOLD IMPROVEMENTS AND EQUIPMENT

 At year end, premises and equipment consisted of the following:

                                                      2002           2001
                                                  -----------    -----------
   Furniture and fixtures                        $    277,923   $    273,101
   Office equipment                                   626,197        520,174
                                                  -----------    -----------
                                                      904,120        793,275
   Accumulated depreciation                          (606,040)      (480,168)
                                                  -----------    -----------
                                                 $    298,080   $    313,107
                                                  ===========    ===========


 NOTE 6 - WAREHOUSE LINES OF CREDIT

 The Company funds mortgage loan activity using various warehouse lines of credit, which are secured by the mortgage loans funded by the lines.

 Amounts outstanding under the various credit facilities consist of the following:

                                                         2002         2001
                                                      ----------   ----------
   $23  million mortgage  warehouse credit  facility
   at  a commercial  bank;  interest at  the  30-day
   LIBOR plus 160  basis points; expires October  1,
   2002; interest rate was 3.47% at period end.      $ 3,054,590  $17,183,830

   $2 million mortgage warehouse credit facility  at
   a commercial bank;  interest at the 30-day  LIBOR
   plus 160 basis  points; expires October 1,  2002;
   interest rate was 3.47% at period end.              1,246,162    1,234,863

   $25  million mortgage  warehouse credit  facility
   at a  commercial bank; interest commercial  paper
   rate  plus 150  basis points;  expired April  30,
   2001.   This line was not  renewed in the  fiscal
   2002 year.                                                  -    6,239,002

   $25  million mortgage  warehouse credit  facility
   at  a commercial  bank;  interest at  the  30-day
   LIBOR plus  140 basis  points; expires  September
   1, 2002; interest rate was 3.24% at period end.    15,995,219   26,394,703

   $25  million mortgage  warehouse credit  facility
   at  a commercial  bank;  interest at  the  30-day
   LIBOR plus  140 basis points; expires  August 31,
   2002; interest rate was 3.24% at period end.       22,512,156            -

   $25  million mortgage  warehouse credit  facility
   at a  commercial bank; interest  rate at the  30-
   day LIBOR  plus a rate depending  on the type  of
   loan  funded; expires  August 28, 2002;  weighted
   average interest rate was 3.77% at period end.      7,401,435            -
                                                      ----------   ----------
                                                     $50,209,562  $51,052,398
                                                      ==========   ==========


 NOTE 7 - NOTE PAYABLE

 The Company has a short-term note at 8% interest secured by a certificate of deposit in the amount of $420,000, which expires August 7, 2002. The balance outstanding was $369,836 and $392,545 at April 30, 2002 and 2001, respectively.


 NOTE 8 - RELATED PARTY TRANSACTIONS

 In the normal course of business, the Company makes loans to employees other than Officers and Directors. These loans were $80,647 and $71,500 at April 30, 2002 and 2001, respectively.


 NOTE 9 - EMPLOYEE BENEFIT PLAN

 The Company sponsors a 401(k) defined contribution profit sharing plan, which covers substantially all employees that have attained the age of 18. Employee contributions are limited to the maximum contributions allowed by the IRS. The plan allows for Company matching contributions of up to 15% of employee compensation. There was no employer matching contribution in the 2002 or 2001 fiscal years by the Company.


 NOTE 10 - INCOME TAXES

 The provision for income taxes consists of the following:


                                                      2002           2001
                                                  -----------    -----------
   Current provision
      Federal                                    $    770,939   $     40,040
      State                                            95,285          8,244
   Deferred provision                                 341,164        124,057
                                                  -----------    -----------
                                                 $  1,207,388   $    172,341
                                                  ===========    ===========

 The net deferred tax liability is comprised of the following at year end:

                                                      2002           2001
                                                  -----------    -----------
   Deferred tax assets
      Depreciation                               $     41,613   $     41,761
      Other                                            35,332              -
                                                  -----------    -----------
                                                       76,945         41,761
   Deferred tax liabilities
      Loan origination costs                          270,365        229,183
      Mortgage servicing rights                       490,865        155,699
                                                  -----------    -----------
                                                      761,230        384,882
                                                  -----------    -----------
        Net deferred tax liability               $    684,285   $    343,121
                                                  ===========    ===========

 The difference between the financial statement tax expense and amounts computed by applying the statutory federal rate of 34% to pretax income is reconciled as follows:

                                                      2002           2001
                                                  -----------    -----------
   Statutory rate applied to income before taxes $    782,905   $    353,803
   Add (deduct)
      State tax, net                                  110,290         61,732
      Effect of nondeductible expenses and other
        adjustments                                   314,193       (243,194)
                                                  -----------    -----------
        Income tax expense                       $  1,207,388   $    172,341
                                                  ===========    ===========


 NOTE 11 - COMMITMENTS

 The Company has entered into various leases for office facilities and equipment, expiring in various years through 2007. Expenses for leased office facilities and equipment were $661,386 and $539,440 for 2002 and 2001, respectively. In addition to minimum lease payments, the Company is obligated to pay its share of building operating costs in excess of a base amount for certain leases. Future minimum lease payments are as follows:

              2003                          $    560,000
              2004                               390,000
              2005                               239,000
              2006                                94,000
              2007                                47,000
                                             -----------
              Total minimum lease payments  $  1,330,000
                                             ===========

 In the normal course of business, the Company is a party to financial instruments which are not reflected in the financial statements to meet the needs of its customers. These financial instruments include commitments to fund loans.

 At year end, the contract amount of these financial instruments is summarized as follows:

                                                      2002           2001
                                                  -----------    -----------
   Financial instruments whose contract amount
     represents credit risk:
      Commitments to fund loans                  $ 41,343,000   $ 23,536,000

 The Company's exposure to credit loss in the event of nonperformance by the borrower for commitments to extend credit is represented by the contractual amount of the commitment. Since some commitments to make loans expire without being used, the contract amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment consists of the residential real estate purchased with the loan proceeds. Commitments to make loans are generally at a specified interest rate and are subject to market risk resulting from fluctuations in interest rates.

 Although the Company sells loans without recourse, certain investor purchase agreements provide for conditions, such as borrower default on the first payment, which would require the Company to reacquire the related loans. This risk is controlled by the Company's quality control program. Since its inception, the Company's repurchase of loans from investors has not been significant.


 NOTE 12 - STOCK OPTIONS AND WARRANTS

 UFMC maintains a Stock Option and Incentive Plan (the Plan). Pursuant to the Plan, 500,000 shares of common stock were made available for grant. Each option granted under the Plan vests as specified by the Board of Directors and has a term of not more than ten years. The exercise price of options granted is at least equal to market value at the date of grant. The Company accounts for stock options in accordance with APB Opinion No. 25, and, therefore, has recorded no compensation expense for options granted.

 Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123"), establishes a fair-value based method of accounting for employee stock options. The following pro forma information presents net income and earnings per share information as if SFAS 123 had been adopted.

                                                      2002           2001
                                                  -----------    -----------
   Net income as reported                        $  1,056,773   $    868,257
   Pro forma net income                             1,001,204        820,315

   Basic earnings per share as reported                   .26            .21
   Diluted earnings per share as reported                 .26            .21
   Pro forma basic earnings per share                     .25            .20
   Pro forma diluted earnings per share                   .25            .20

 The pro forma effect is computed using an option pricing model, using the following weighted average assumptions and resulting fair values as of the grant date.

                                                       2002
                                                      ------
   Risk-free interest rate                             4.17%
   Expected option life                               5 years
   Expected stock price volatility                    146.56%
   Dividend yield                                       N/A
   Weighted average fair value per option granted      1.20

 The following is a summary of stock option activity for the years ended
 April 30:

                                            2002                 2001
                                     -----------------    -----------------
                                              Weighted             Weighted
                                              Average              Average
                                              Exercise             Exercise
                                     Options    Price     Options    Price
                                     -------    -----     -------    -----
  Outstanding at beginning of year   162,500   $ 6.50     162,500   $ 6.50
  Granted                             62,500     1.31           -        -
  Forfeited                           (4,500)    6.50           -        -
                                     -------    -----     -------    -----
  Outstanding at end of year         220,500   $ 5.03     162,500   $ 6.50
                                     =======    =====     =======    =====
  Exercisable at end of year          77,200   $ 6.50      46,500   $ 6.50
                                     =======    =====     =======    =====

 Options outstanding at April 30, 2002 have a weighted average life of 8.3 years, with exercise prices ranging from $1.10 to $6.50. For the year ended April 30, 2002, options were granted ranging in price from $1.10 to $1.45. All other options granted prior to the year ended April 30, 2002 were granted at $6.50.

 At April 30, 2002,  the Company had total  warrants outstanding to  purchase
 80,000 shares of  the Company's  common stock.   The exercise  price of  the
 warrants is $7.80 per share.  The warrants expire in May 2003.


 NOTE 13 - EARNINGS PER SHARE

 The following summarizes the computation of basic and diluted earnings per share:


                                                      2002           2001
                                                  -----------    -----------
   Basic earnings per share
      Net income for common stockholders         $  1,056,773   $    868,257
                                                  ===========    ===========
      Weighted average shares outstanding           3,992,284      4,068,829
                                                  -----------    -----------
        Basic earnings per share                 $        .26   $        .21
                                                  ===========    ===========
   Diluted earnings per share
      Net income for common stockholders         $  1,056,773   $    868,257
                                                  ===========    ===========
      Weighted average shares outstanding           3,992,284      4,068,829
      Diluted effect of assumed exercise
        of stock options and warrants                  10,350              -
                                                  -----------    -----------
      Diluted average shares outstanding         $  4,002,634   $  4,068,829
                                                  ===========    ===========
        Diluted earnings per share               $        .26   $        .21
                                                  ===========    ===========

 At April 30, 2002, options to purchase 158,000 shares of common stock at an average price of $6.50 and warrants to purchase 80,000 shares of common stock at $7.80 per share were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive.


 NOTE 14 - DERIVATIVES

 Derivatives such as forward contracts are used to manage interest rate risk on loan commitments and loans held for sale. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date. The derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. Beginning May 1, 2001, these derivatives are recorded in the financial statements at fair value. Prior to 2001, forward contracts were not recorded in the financial statements. The notional amounts, fair values, and carrying amounts of these derivatives are as follows at April 30:

                                                      2002           2001
                                                  -----------    -----------
           Forward contracts
             Notional amount                     $ 45,059,000   $          -
             Fair value                              (182,000)             -
             Carrying amount                         (182,000)             -

 Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments were unable to fulfill their obligations, the Company would not incur any significant additional cost by replacing the positions at market rates in effect on April 30, 2002. Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default.

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

 Notice of change in accountants was filed under Form 8-K on April 1, 2002 to report the change in accountants from Craig Shaffer and Associates, LTD., CPA to Crowe, Chizek and Company LLP. Further discussion of the change in accountants appears on page 9 of the Proxy Statement which is incorporated herein by reference. No disagreements on accounting and financial disclosure matters have occurred for the 24 months prior to, or in months subsequent to, April 1, 2002.


                                   PART III

 Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

      (b) Use of Proceeds - N/A


 Item 11. Executive Compensation


                           UNITED FINANCIAL MORTGAGE CORP.
                             SUMMARY COMPENSATION TABLE

                                 Annual Compensation

                                                                    Other
                                                                    Annual
                                                                 Compensation
                                                                 ------------
 Name and Principal Position   Year       Salary        Bonus      (1)(2)(3)
 ---------------------------   ----       ------        -----      ---------
 Joseph Khoshabe, President    2002      $250,000      $130,000     $10,354
                               2001      $250,000      $157,000     $10,354
                               2000      $250,000         -0-       $10,354

 Steve Y. Khoshabe
 Executive Vice President      2002      $140,000      $120,000     $ 3,739
                               2001      $140,000         -0-       $ 3,739
                               2000      $ 90,000         -0-       $ 3,739

 _____________________

 (1) Includes: $10,354 for annual health insurance premiums for Mr. Khoshabe and his dependents.
 (2) Does not include a $25,000 annual car allowance payable to Mr. Joseph Khoshabe.
 (3)  Does not include a $12,000 annual car allowance payable to Steve
      Khoshabe.


 Items 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock at the date of this Proxy Statement, by (i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock, and (ii) the officers and directors of the Company beneficially owning such Common Stock. The Company believes that Mr. Joseph Khoshabe as trustee of the Joseph Khoshabe Trust, under trust agreement dated September 22, 1995 (the "J.K. Trust"), has sole investment and voting power with respect to the shares beneficially owned by the J.K. Trust.

                                              Number of
      Name and Address of Beneficial Owner     Shares         Percent Owned
      ------------------------------------     ------         -------------
      J.K. Trust                              2,531,842           61.8%
      c/o United Financial Mortgage Corp.
      600 Enterprise Drive
      Suite 206
      Oak Brook, Illinois 60521

      Larry Woznicki                            384,870            9.4%
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


 Item 13. Certain Relationships and Related Transactions.

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

      The J.K. Trust for which Mr. Joseph Khoshabe is the trustee holds all sixty-three (63) shares of Preferred Stock. The Company may pay variable dividends with respect to the Preferred Stock as determined by the Board of Directors of the Company on an annual basis.

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


                                   PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

        (a)     (1)  Financial Statements.

                The following financial statements and notes thereto, and the related Independent Auditor's Report, are filed as part of this Form 10-KSB on Pages 11 to 21 hereof:

                Independent Auditors' Report
                Balance Sheets at April 30, 2002 and 2001
                Statements of Income for the twelve months ended April 30,
                  2002 and 2001
                Statements of Stockholders' Equity for the twelve months
                  ended April 30, 2002 and 2001
                Statements of Cash Flows for the twelve months ended April
                  30, 2002 and 2001
                Notes to Financial Statements
           (2)  Financial Statement Schedules.
                All financial statement schedules have been omitted because such schedules are not required or the information required has been included in the financial statements and notes
                thereto.
           (3)  Exhibits
                The following exhibits are filed with this report or
                incorporated by reference as set forth below.
           99   Opinion of prior auditor

        (b)  Reports on Form 8-K

        The following reports on Form 8-K have been filed by the Company during the period covered by this report:

                               Form 8-K dated 06/01/01
                               Form 8-K dated 08/02/01
                               Form 8-K dated 09/17/01
                               Form 8-K dated 12/18/01
                               Form 8-K dated 03/19/02
                               Form 8-K dated 04/01/02
                               Form 8-K/A dated 04/11/02

                                    SIGNATURES

      In accordance with the Exchange Act, this report has been signed below on July 29, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

 Registrant:    United Financial Mortgage Corp.


 Directors:                         By:  /S/ Joseph Khoshabe
                                    ---------------------------------------
                                         Joseph Khoshabe, President,
                                         Principal Executive Officer and a



                                    By:  /S/Steve Y. Khoshabe
                                    ---------------------------------------
                                         Steve Y. Khoshabe, Executive VP
                                         And Principal Accounting Officer


                                    By:  /S/ John A. Clark
                                    ---------------------------------------
                                         John A. Clark, Director

                                    By:  /S/ James Zuhlke
                                    ---------------------------------------
                                         James Zuhlke, Director

                                    By:  /S/ Elliot Jacobs
                                    ---------------------------------------
                                         Elliot Jacobs, Director

                                    By:  /S/ Robert S. Luce
                                    ---------------------------------------
                                         Robert S. Luce, Secretary and a
                                         Director