Form 10QSB
period 2002-07-31
UNITED FINANCIAL MORTGAGE CORP
filed 2002-09-12
CIK 916823

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB


 (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2002

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

                          600 Enterprise Drive
                               Suite 206
                       Oak Brook, Illinois 60523

              Issuer's telephone number:  (630) 571-7222

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such reports) and (2) has been subject to such filing requirements for the past 90 Days.
 Yes  [ X ]        No  [   ]

 State the Number of shares outstanding of each of the issuer's common equity as of the last practicable date:

                                             Outstanding at
                  Class                    September 12, 2002
                                           ------------------
    Common Stock, No Par Value, net of
              Treasury Stock                   3,945,449

 Transitional Small Business Disclosure Format (check one):
 Yes [  ]          No  [ X ]

                       UNITED FINANCIAL MORTGAGE CORP.
                                 FORM 10-QSB
                              TABLE OF CONTENTS


                                                                    PAGE NO.
 PART I FINANCIAL INFORMATION

 Item 1. Financial Statements
           Balance Sheets as of July 31, 2002 and April 30, 2002       3
           Statements of Income for the three months ended
             July 31, 2002 and 2001                                    4
           Statements of Cash Flows for the three months ended
             July 31, 2002 and 2001                                    5
           Notes to the Unaudited Financial Statements                 6

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        13


 PART II OTHER INFORMATION                                            18

 Item 1. Legal Proceedings                                            18

 Item 2. Changes in Securities and Use of Proceeds                    18

 Item 3. Defaults Upon Senior Securities                              18

 Item 4. Submission of Matters to a Vote of Security Holders          18

 Item 5. Other Information                                            18

 Item 6. Exhibits and Reports on Form 8-K                             18

 Item 6a. Exhibit List                                                18

 FORM 10-QSB SIGNATURE PAGE                                           19

 Exhibit 99.1 Certification                                           20

 Exhibit 99.2 Certification                                           21

                       UNITED FINANCIAL MORTGAGE CORP.
                               Balance Sheets
                                (Unaudited)


                                                July 31, 2002   April 30, 2002
                                                 -----------      -----------
 ASSETS
 Cash and due from other financial institutions $    802,246     $  1,794,254
 Interest-bearing deposits in other financial
   institutions                                    5,049,299        4,411,951
                                                 -----------      -----------
   Total cash and cash equivalents                 5,851,545        6,206,205
 Certificates of deposit                           1,223,695        1,221,835
 Loans held for sale                              63,568,994       51,417,233
 Notes receivable_related parties                     66,093           80,647
 Mortgage servicing rights, net                    1,426,991        1,339,698
 Leasehold improvements and equipment, net           304,770          298,080
 Prepaid expenses and other assets                 1,092,119        1,401,634
                                                 -----------      -----------
   Total assets                                 $ 73,534,207     $ 61,965,332
                                                 ===========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
   Warehouse lines of credit                    $ 61,483,319     $ 50,209,562
   Note payable                                      369,836          369,836
   Accrued expenses and other liabilities          2,965,047        3,088,371
                                                 -----------      -----------
      Total liabilities                           64,818,202       53,667,769

 Stockholders' equity
   Preferred stock, 5,000,000 authorized, no
     par value, Series A redeemable shares,
     63 issued and outstanding at April 30,
     2002 and 2001 (aggregate liquidation
     preference of $315,000)                         315,000          315,000
   Common stock, no par value, 20,000,000
     shares authorized, 4,095,029 shares
     issued at July 31, 2002 and April 30, 2002    6,633,903        6,633,903
   Retained earnings                               2,013,063        1,594,621
                                                 -----------      -----------
                                                   8,961,966        8,543,524
   Treasury stock, 149,580 shares at July 31,
     2002 and April 30, 2002, at cost               (245,961)        (245,961)
                                                 -----------      -----------
      Total stockholders' equity                   8,716,005        8,297,563
                                                 -----------      -----------
   Total liabilities and stockholders' equity   $ 73,534,207     $ 61,965,332
                                                 ===========      ===========

         See accompanying notes to the unaudited financial statements.

                        UNITED FINANCIAL MORTGAGE CORP.
                             Statements of Income
                                 (Unaudited)

                                                Three Months     Three Months
                                                    Ended            Ended
                                                July 31, 2002    July 31, 2001
                                                 -----------      -----------
 Revenues
   Gain on sale of loans                        $  4,048,648     $  3,477,086
   Loan fees                                       1,024,787          993,203
   Loan servicing income                              54,313           20,436
   Interest income                                   901,992          670,137
   Other income                                       20,811           15,245
                                                 -----------      -----------
      Total revenues                               6,050,551        5,176,107

 Expenses
   Salaries and commissions                        3,769,302        3,113,593
   Selling and administrative                      1,250,440          941,560
   Interest expense                                  442,819          567,396
   Depreciation and amortization                      35,288           26,609
                                                 -----------      -----------
      Total expenses                               5,497,849        4,649,158
                                                 -----------      -----------
 Income before income taxes and cumulative
   effect of change in accounting principle          552,702          526,949

 Income taxes                                        221,081          168,623
                                                 -----------      -----------
 Income before cumulative effect of change in
   accounting principle                              331,621          358,326

 Cumulative effect of change in accounting
   principle, net of tax                              86,821                -
                                                 -----------      -----------
 Net income                                          418,442          358,326

 Preferred stock dividends                                 -                -
                                                 -----------      -----------
 Net income for common stockholders             $    418,442     $    358,326
                                                 ===========      ===========

 Basic and diluted earnings per common share
   before cumulative effect of change in
   accounting principle                         $        .08     $        .09

 Per share cumulative effect of a change in
   accounting principle                                  .02                -
                                                 -----------      -----------
 Basic and diluted earnings per share           $        .10     $        .09
                                                 ===========      ===========

         See accompanying notes to the unaudited financial statements.

                        UNITED FINANCIAL MORTGAGE CORP.
                           Statements of Cash Flows
                                 (Unaudited)

                                                  Three Months   Three Months
                                                      Ended          Ended
                                                  July 31, 2002  July 31, 2001
                                                   -----------    -----------
 Cash flows from operating activities
  Net income                                      $    418,442   $    358,326
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation                                        33,000         24,321
    Amortization of mortgage servicing rights           57,733          6,492
    Cumulative effect of a change in
      accounting principle                             (86,821)             -
    Gain on sales of loans                          (4,048,648)    (3,477,086)
    Origination of mortgage loans held for sale   (204,180,183)  (191,112,039)
    Proceeds from sale of mortgage loans held
      for sale                                     196,077,070    174,013,912
    Change in prepaid expenses and other assets        309,515        458,929
    Change in accrued expenses and other
      liabilities                                      (36,503)       379,505
    Increase in mortgage servicing rights             (145,026)      (129,697)
                                                   -----------    -----------
       Net cash from operating activities          (11,601,421)   (19,477,337)

 Cash flows from investing activities
  Net change in certificates of deposit                 (1,860)        (5,295)
  Changes in notes receivable - related
    parties, net                                        14,554        (34,006)
  Purchase of leasehold improvements and
    equipment, net                                     (39,690)       (30,488)
                                                   -----------    -----------
    Net cash from investing activities                 (26,996)       (69,789)

 Cash flows from financing activities
  Purchase of treasury stock                                 -        (10,402)
  Changes in warehouse lines of credit, net         11,273,757     19,582,802
                                                   -----------    -----------
    Net cash from financing activities              11,273,757     19,572,400
                                                   -----------    -----------
 (Decrease) increase in cash and cash equivalents     (354,660)        25,274

 Cash and cash equivalents at beginning of period    6,206,205      4,260,610
                                                   -----------    -----------
 Cash and cash equivalents at end of period       $  5,851,545   $  4,285,884
                                                   ===========    ===========

         See accompanying notes to the unaudited financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                 Notes to the Unaudited Financial Statements
                                July 31, 2002


 NOTE 1 - BASIS OF PRESENTATION

 United Financial  Mortgage  Corp.  (UFMC or  the  Company)  is  an  Illinois
 corporation organized to engage in the residential mortgage banking business. The Company is a licensed mortgage banker in the states of Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Minnesota, Missouri, Nebraska, Nevada, New Hampshire, North Carolina, Ohio, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, and Wyoming, and in the U.S. Virgin Islands. The Company is an approved mortgagee by the Department of Housing and Urban Development and is qualified to originate mortgage loans insured by the Federal Housing Administration as well as service loans for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's mortgage banking operations are considered by management to be aggregated in one reportable operating segment.

 The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended July 31, 2002 are not necessarily indicative of the results that might be expected for the 12 months ending April 30, 2003.

 Loans Held for Sale and Related Derivatives: Balances include deferred origination fees and costs and are stated at the lower of cost or market value in the aggregate. The market value of mortgage loans held for sale is based on market prices and yields at period end in normal market outlets used by the Company.

 The Company purchases derivatives that include forward contracts to deliver loans and mortgage-backed securities. Forward contracts are used to manage interest rate risk on loans held for sale and the pipeline of loans in process. The loans held for sale are generally sold into the forward contracts. Under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), forward contracts are carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as effective hedges. The fair value of derivatives is included with the balance of loans held for sale. Changes in the fair value of derivatives and the offsetting change in fair value of hedged loans held for sale is included in gain on sale of loans in the statements of income.

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


 NOTE 2 - RATE LOCK COMMITMENTS

 The pipeline of loans in process includes commitments to make loans at specific interest rates (rate lock commitments). Under SFAS 133, it was unclear whether rate lock commitments met the attributes of a derivative. The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board (FASB) addressed the issue of such rate lock commitments and issued tentative guidance in January 2001 that categorizes rate lock commitments intended for sale as derivatives. The status of DIG guidance was tentative and could not be adopted until formally cleared by the FASB. The DIG guidance on this matter was cleared by the FASB and is effective May 1, 2002. On May 1, 2002, the Company began recording the fair value of rate lock commitments as derivatives and, depending on the amount and attributes of derivatives held at the time, the resulting fair-value adjustments could offset the fair-value adjustments on forward commitments. This fair value adjustment will be included in the gain on sale of loans in the statement of income.

 Effective May 1, 2002, this guidance requires the Company to record a cumulative effect of a change in accounting principle adjustment to reflect the fair value of rate lock commitments outstanding at May 1, 2002. At May 1, 2002, the Company had approximately $41 million of rate lock commitments with a fair value of $86,821, net of tax.


 NOTE 3 - MORTGAGE LOANS SERVICED

 The Company sells mortgage loans to secondary market investors. UFMC collects monthly principal and interest payments and performs certain escrow services for investors through a subservicer arrangement. Through its subservicer, UFMC's servicing portfolio for outside parties was approximately $114 million and $107 million at July 31, 2002 and April 30, 2002, respectively. These loans are owned by outside parties and are not included in the assets of the Company.

 Activity related to mortgage servicing rights for the three months ended July 31, 2002 and 2001 is summarized below:

                                                       July 31,
                                                  2002           2001
                                               ---------      ---------
   Balance at beginning of period             $1,339,698     $  591,593
      Additions                                  145,026        129,697
      Amortization                               (57,733)        (6,492)
                                               ---------      ---------
   Balance at end of period                   $1,426,991     $  714,798
                                               =========      =========


 NOTE 4 - WAREHOUSE LINES OF CREDIT

 The Company funds mortgage loan activity using various warehouse lines of credit, which are secured by the mortgage loans funded by the lines.

 Amounts outstanding under the various credit facilities consist of the following:

                                                       July 31,    April 30,
                                                         2002         2002
                                                      ----------   ----------
  $23  million mortgage  warehouse credit  facility
  at  a commercial  bank;  interest at  the  30-day
  LIBOR plus 160  basis points; expires October  1,
  2002; interest rate was 3.44% at July 31, 2002.    $ 8,993,097  $ 3,054,590

  $2 million mortgage warehouse credit facility  at
  a commercial bank;  interest at the 30-day  LIBOR
  plus 160 basis  points; expires October 1,  2002;
  interest rate was 3.44% at July 31, 2002.              275,249    1,246,162

  $25  million mortgage  warehouse credit  facility
  at  a commercial  bank;  interest at  the  30-day
  LIBOR plus  140 basis  points; expired  September
  1,  2002 and  renewed  until September  1,  2003;
  interest rate was 3.24% at July 31, 2002.           18,076,618   15,995,219

  $25  million mortgage  warehouse credit  facility
  at  a commercial  bank;  interest at  the  30-day
  LIBOR plus  140 basis points; expired  August 31,
  2002 and renewed until August 31, 2003;  interest
  rate was 3.24% at July 31, 2002.                    18,127,737   22,512,156

  $25  million mortgage  warehouse credit  facility
  at a  commercial bank; interest  rate at the  30-
  day LIBOR  plus a rate depending  on the type  of
  loan funded; expired August 28, 2002 and  renewed
  until August 28, 2003; weighted average  interest
  rate was 3.64% at July 31, 2002.                    16,010,618    7,401,435
                                                      ----------   ----------
                                                     $61,483,319  $50,209,562



 NOTE 5 - EARNINGS PER SHARE

 The following summarizes the computation of basic and diluted earnings per share:

                                             Three months ended July 31,
                                                  2002         2001
                                                ---------    ---------
   Basic earnings per share
      Net income for common stockholders       $  418,442   $  358,326
                                                =========    =========
      Weighted average shares outstanding       3,945,449    4,058,036
                                                ---------    ---------
        Basic earnings per share               $      .10   $      .09
                                                =========    =========

   Diluted earnings per share
      Net income for common stockholders       $  418,442   $  358,326
                                                =========    =========
      Weighted average shares outstanding       3,945,449    4,058,036
      Diluted effect of assumed exercise
        of stock options and warrants              34,746            -
                                                ---------    ---------
      Diluted average shares outstanding        3,989,195    4,058,036
                                                =========    =========
        Diluted earnings per share             $      .10   $      .09
                                                =========    =========

 At July 31, 2002 and 2001, options to purchase 158,000 and 162,500 shares, respectively, of common stock at an average price of $6.50 and warrants to purchase 80,000 shares of common stock at $7.80 per share were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive.


 NOTE 6 - DERIVATIVES

 Derivatives such as forward contracts and rate lock commitments are used to manage interest rate risk on loan commitments and loans held for sale. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date. Rate lock commitments are commitments to fund loans at a specific rate. The derivatives involve the underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. Beginning May 1, 2001, forward commitments were recorded in the financial statements at fair value. Beginning May 1, 2002, rate lock commitments were required to be recognized at fair value. This fair value adjustment will be included in the gain on sale of loans in the statement of income. The notional amounts, fair values, and carrying amounts of these derivatives are as follows at July 31, 2002:

                                      July 31, 2002
                                      -------------
           Forward contracts
             Notional amount         $   88,185,000
             Fair value                    (244,000)
             Carrying amount               (244,000)
           Rate lock commitments
             Notional amount         $   76,400,000
             Fair value                     229,000
             Carrying value                 229,000

 Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments were unable to fulfill their obligations, the Company would not incur any significant additional cost by replacing the positions at market rates in effect on July 31, 2002. Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default. Since many rate lock commitments may expire without being used, the amount above does not necessarily represent future cash commitments.


 NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

 In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition and the excess cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will continue to amortize under the new standard, whereas goodwill will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on May 1, 2002 did not have a material effect on the financial statements.

 In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting For Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This pronouncement will not have a material effect on the Company.

 In August 2001, the FASB issued Statement of Financial Accounting  Standards
 (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This pronouncement will not have a material effect on the Company.

 The FASB recently issued SFAS No. 145 and No. 146. SFAS No. 145 applies for years beginning after May 14, 2002 and may be adopted sooner. SFAS No. 145 covers extinguishments of debt and leases and includes some minor technical corrections. Under previous accounting guidance, gains or losses from extinguishments of debt were always treated as extraordinary items. Under SFAS No. 145, they will no longer be considered extraordinary, except under very limited conditions. Upon adoption of SFAS No. 145, any prior gains and losses from extinguishments of debt must be reclassified as ordinary gains and losses. Under SFAS No. 145, if a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a new lease. SFAS No. 146 covers accounting for costs associated with exit or long-lived disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs, or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and may be adopted sooner. A Company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No. 145 and SFAS No. 146 to be material to the Company's financial statements.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      Some of the statements in this Form 10QSB, including some statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "estimate," "expect," "intend," "may," "will," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-QSB and in our other periodic reports and documents filed with the Securities and Exchange Commission.

 Results of Operations
 Three Months Ended July 31, 2002

      Net income increased from $358,326 for the three months ended July 31, 2001 to $418,442 for the three months ended July 31, 2002. This resulted in an increase in basic and diluted earnings per share from $.09 from the three months ended July 31, 2001 to $.10 for the same period in 2002.

      Gain on sale of loans increased from $3,477,086 for the three months ended July 31, 2001 to $4,048,648 for the three months ended July 31, 2002. This increase was attributable to the increase in loan sales from $174 million in 2001 to $196 million in 2002. In addition to the increase in gain on sale of loans there was also an increase in loan fees of $31,584 for the quarter ended July 31, 2002 as compared to the same period in 2001. This increase was due to the increase in loan originations, from $191 million for the quarter ended July 31, 2001 as compared to $204 million for the quarter ended July 31, 2002.

      Loan servicing income increased by $33,877 or 166% as a result of the increase in loans serviced. The loan servicing portfolio increased by $73.4 million, from $40.8 million at July 31, 2001 to $114.2 million at July 31, 2002.

      Loan volume and revenues increase substantially from quarter to quarter. The primary reasons for the increase in revenue and loan volume was the continued progress of loan volume from the opening of three new locations in fiscal 2002, as well as the Chatsworth, California office, which opened late in fiscal 2001. In addition to this, there was also a steady rise in volume as a result of the interest rate environment as individuals continue to refinance their mortgage loans.

      Mortgage servicing fees, loan charges, and servicing income increased from $4,490,725 for the quarter ended July 31, 2001 to $5,127,748 for the quarter ended July 31, 2002. This is an increase of approximately 14.2%.

      Interest income increased from $670,137 for the quarter ended July 31, 2001 to $901,992 for the quarter ended July 31, 2002. This increase was attributable to an increase in overall loan originations and the average balance of loans held for sale.

      Salary and commissions expenses increased from $3,113,593 for the quarter ended July 31, 2001 to $3,769,302 for the quarter ended July 31, 2002. The increase was attributed to three main factors: increase in loan origination volume, continued investment in the expansion of the Company's sales organization, and the increasing cost of commissions paid on wholesale loan originations.

      Selling and administrative expenses increased from $941,560 for the quarter ended July 31, 2001 to $1,250,440 for the quarter ended July 31, 2002. This increase of 33% was due to expansion of the sales effort and volume of loan originations and sales.

      Interest expense decreased from $567,396 for the quarter ended July 31, 2001 to $442,819 for the quarter ended July 31, 2002. This decrease was the result of a decrease in the rate of interest charged to the Company on its warehouse lines of credit.

      Income taxes increased from $168,623 for the quarter ended July 31, 2001 to $221,081 for the quarter ended July 31, 2002. This increase in taxes was the result of various factors including an increase in income, the use of net operating loss carryforwards in the prior year, and the increase in the effective tax rate due to the increase in the number of states the Company does business.

      The cumulative effect of a change in accounting principle is the result of the Company adopting the DIG guidance discussed in Note 2.


 Liquidity and Capital Resources

      During the three months ended July 31, 2001 and July 31, 2002, net cash from operating activities was $(19.5) million and $(11.6) million, respectively. Net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale and the change in accrued expenses and other current liabilities. For the three months ended July 31, 2002, the Company originated $204 million in loans held for sale and sold $196 million of loans. This compares to the origination of $191 million in loans held for sale and the sale of $174 million in loans for the three months ended July 31, 2001.

      Net cash from investing activities decreased from $(26,996) for the quarter ended July 31, 2001 to $(69,789) for the quarter ended July 31, 2002. The change from 2001 to 2002 was largely attributable to the net change in certificates of deposit from year to year and the purchase of leasehold improvements and equipment. Capital expenditures for the quarter ended July 31, 2002 were approximately $39,690, principally in technology and to a lesser extent for the expansion of sales organization facilities. The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings.

      Cash flow from financing activities for the three months ended July 31,
 2001 and  2002 was  $19.6 million  and $11.3  million,  respectively.   This
 change resulted largely from the fluctuation in warehouse lines of credit.

      The net cash flow from operating, financing, and investing activities was $25,274 for the quarter ended July 31, 2001 and $(354,660) for the quarter ended July 31, 2002.

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

      During the first three months of the fiscal year 2003, the Company has continued to pursue its strategy of servicing mortgage loans. In order to engage in this business, the Company has retained the servicing rights on certain loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available to the Company. The Company has employed capital to finance the retention of servicing rights. This capital principally would have been expended to pay the costs associated with loan origination, such as loan officer compensation, broker commissions, and overhead expenses. However, the retention of servicing rights creates an asset on the Company's balance sheet and creates a future cash flow stream.

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

      The Company funds its business through the use of warehouse lines of credit. The warehouse lines of credit have a limit of $100 million. $75 million of the warehouse lines have been renewed for another year as discussed in Note 4, and the Company expects to renew the other $25 million of warehouse lines when they mature. The warehouse lines of credit are payable on demand. The terms of the warehouse lines of credit impose certain limitations on the operations of the Company.

      The Company generally grants commitments to fund mortgage loans for up to 90 days at a specified term and either a fixed interest rate (commonly known as a rate lock commitment) or at a floating rate. At July 31, 2002 the Company had $76 million of rate lock commitments and $32 million of floating rate commitments. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments.


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

      The continuous movement of interest rates is certain; however, the extent, timing, and direction of these movements is not always predictable. Any movement in interest rates has an effect on the Company's profitability. The value of loans, which the Company has either originated or committed to originate, decreases as interest rates rise, and conversely, the value increases as interest rates fall. The value of mortgage servicing rights tends to move inversely to the value of loans, increasing in value as interest rates rise and decreasing in value as interest rates fall. In turn, this affects prepayment speed of loans underlying the Company's mortgage servicing rights.

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

 Industry Trends

      The Company believes that the industry will continue to offer broader and more diversified product offerings and that technology will play an increasing part in real estate transactions. This includes expanded use of Internet capabilities, which the Company will continue to research.

      The Company's business base is concentrated principally in the Midwest and the Western United States. As such, the Company may be subject to the effects of economic conditions and real estate markets specific to such locales.

 Inflation and Seasonality

 The Company believes that the effect of inflation, other than its potential effect on market interest rates, has been insignificant. Due to the technological and infrastructure advancements, such as increasing the servicing portfolio, the Company hopes to continue to minimize seasonality fluctuations.


 PART II - OTHER INFORMATION

 ITEM

 1. Legal Proceedings

    There are no material pending legal proceedings which the Company is a party other than ordinary routine litigation incidental to their business.

 2. Changes in Securities and Use of Proceeds

    None

 3. Defaults Upon Senior Securities

    None

 4. Submission of Matters to a Vote of Security Holders

    On August 20, 2002, the Company held its annual meeting of shareholders. Shareholders approved management's nominees for directors including:
    Joseph Khoshabe, Chairman of the Board; John A. Clark; Robert S. Luce; Elliott Jacobs and James Zuhlke. The directors will continue in office until the next annual meeting of shareholders or until their successors are duly elected and qualified. The shareholders also approved the retention of the company's auditors for the upcoming fiscal year. The tabulation of the shareholder votes for the election of directors was 2,745,106 votes in favor of the nominees for directors; 1,325 shares voted against the nominees and no shares abstained from voting on this item. The tabulation of shareholder votes for approval of the auditors for the upcoming fiscal year was 2,746,131 shares in favor of auditor retention; no shareholders voted against this item and 300 shares abstained from voting on this matter

 5. Other Information

    None

 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
    99.1 Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer
    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer
    (b) Reports
          The Company filed current reports on form 8-K on July 30, 2002



                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date:  September 12, 2002          United Financial Mortgage Corp.

                                    By:  /s/ Joseph Khoshabe
                                         ----------------------------
                                         Joseph Khoshabe
                                         Chairman and Chief Executive
                                         Officer

                                    By:  /s/ Steve Khoshabe
                                         ----------------------------
                                         Steve Khoshabe
                                         Chief Financial Officer

                                    By:  /s/ Robert S. Luce
                                         ----------------------------
                                         Robert S. Luce
                                         Secretary