Form 10QSB
period 2002-10-31
UNITED FINANCIAL MORTGAGE CORP
filed 2002-12-16
CIK 916823

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

 (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2002

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

                       Yes  [ X ]         No  [   ]

 State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:
                                               Outstanding at
                  Class                       November 16, 2002
                  -----                       -----------------
    Common Stock, No Par Value, net of
              Treasury Stock                      3,936,129

    Transitional Small Business Disclosure Format (check one):

                        Yes [   ]         No  [ X ]

                       UNITED FINANCIAL MORTGAGE CORP.
                                 FORM 10-QSB
                              TABLE OF CONTENTS

                                                                     PAGE NO.
 PART I FINANCIAL INFORMATION


 Item 1.Financial Statements
           Balance Sheets as of October 31, 2002 and April 30, 2002      3

           Statements of Income for the three and six months
           ended October 31, 2002 and 2001                               4

           Statements of Cash Flows for the six months ended
           October 31, 2002 and 2001                                     5

           Notes to the Unaudited Financial Statements                   6

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          15

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk   19

 Item 4.   Controls and Procedures                                      21


 PART II   OTHER INFORMATION                                            22

 Item 1.   Legal Proceedings                                            22

 Item 2.   Changes in Securities and Use of Proceeds                    22

 Item 3.   Defaults Upon Senior Securities                              22

 Item 4.   Submission of Matters to a Vote of Security Holders          22

 Item 5.   Other Information                                            22

 Item 6.   Exhibits and Reports on Form 8-K                             22

 Item 6a.  Exhibit List                                                 22

 FORM 10-QSB SIGNATURE PAGE                                             23

 Exhibit 99.1 Certification                                             26

 Exhibit 99.2 Certification                                             27

                       UNITED FINANCIAL MORTGAGE CORP.
                                Balance Sheets
                                 (Unaudited)


                                                 October 31,       April 30,
                                                    2002             2002
                                                 -----------      -----------
 ASSETS
 Cash and due from other financial institutions $  1,758,534     $  1,794,254
 Restricted Cash                                   1,103,096                -
 Interest-bearing deposits in other financial
   institutions                                    2,593,381        4,411,951
                                                 -----------      -----------
   Total cash and cash equivalents                 5,455,011        6,206,205

 Certificates of deposit                           1,225,609        1,221,835
 Loans held for sale                             141,276,713       51,417,233
 Notes receivable-related parties                     66,093           80,647
 Mortgage servicing rights, net                    2,669,724        1,339,698
 Leasehold improvements and equipment, net           295,762          298,080
 Prepaid expenses and other assets                   843,481        1,401,634
                                                 -----------      -----------
   Total assets                                 $151,832,393     $ 61,965,332
                                                 ===========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
   Warehouse lines of credit                    $137,838,626     $ 50,209,562
   Note payable                                      350,000          369,836
   Accrued expenses and other liabilities          4,058,159        3,088,371
                                                 -----------      -----------
      Total liabilities                          142,246,785       53,667,769

 Stockholders' equity
   Preferred stock, 5,000,000 authorized, no par
    value, Series A redeemable shares, 63 issued
    and outstanding at October 31, 2002 and
    April 30 2002 (aggregate liquidation
    preference of $315,000)                          315,000          315,000
   Common stock, no par value, 20,000,000 shares
    authorized, 4,095,029 shares issued at
    October 31, 2002 and April 30, 2002            6,633,903        6,633,903
   Retained earnings                               2,907,952        1,594,621
                                                 -----------      -----------
                                                   9,856,855        8,543,524
   Treasury stock, 158,900 shares at October 31,
     2002 and 149,580 shares at April 30, 2002,
     at cost                                        (271,247)        (245,961)
                                                 -----------      -----------
      Total stockholders' equity                   9,585,608        8,297,563
                                                 -----------      -----------
      Total liabilities and stockholders equity $151,832,393     $ 61,965,332
                                                 ===========      ===========

        See accompanying notes to the unaudited financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                             Statements of Income
                                 (Unaudited)


                               Six Months     Six Months    Three Months   Three Months
                                  Ended          Ended          Ended          Ended
                               October 31,    October 31,    October 31,    October 31,
                                  2002           2001           2002           2001
                               ----------     ----------     ----------     ----------
 Revenues
  Gain on sale of loans       $11,526,301     $7,116,993    $ 7,477,653    $ 3,639,907
  Loan fees                     3,227,953      1,960,773      2,203,166        967,570
  Loan servicing income           130,836         46,812         76,523         26,376
  Interest income               2,179,835      1,459,107      1,277,842        788,970
  Other income                    61,4999         33,598         40,689         18,353
                               ----------     ----------     ----------     ----------
    Total revenues             17,126,424     10,617,283     11,075,873      5,441,176

 Expenses
  Salaries and commissions     11,221,681      5,060,019      7,452,379      2,105,126
  Operating and administrative  2,651,287      2,753,992      1,400,847      1,653,732
  Interest expense              1,135,697      1,208,901        692,878        641,505
  Depreciation and amortization    73,575         57,445         38,288         30,836
                               ----------     ----------     ----------     ----------
    Total expenses             15,082,240      9,080,357      9,584,392      4,431,199
                               ----------     ----------     ----------     ----------

 Income before income taxes
   and cumulative effect of
   change in accounting
   principle                    2,044,184      1,536,926      1,491,481      1,009,977

 Income taxes                     817,675        561,104        596,593        392,481
                               ----------     ----------     ----------     ----------
 Income before cumulative
   effect of change in
   accounting principle         1,226,509        975,822        894,888        617,496

 Cumulative effect of change
   in accounting principle,
   net of tax                      86,821              -              -              -
                               ----------     ----------     ----------     ----------
 Net income                   $ 1,313,330    $   975,822    $   894,888    $   617,496
                               ==========     ==========     ==========     ==========
 Basic earnings per common
   share before cumulative
   effect of change in
   accounting principle       $       .31    $       .24    $       .23    $       .15
 Per share cumulative effect
   of a change in accounting
   principle                          .02              -              -              -
                               ----------     ----------     ----------     ----------
 Basic earnings per share     $       .33    $       .24    $       .23    $       .15
                               ==========     ==========     ==========     ==========
 Diluted earnings per share   $       .33    $       .24    $       .22    $       .15
                               ==========     ==========     ==========     ==========


        See accompanying notes to the unaudited financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                           Statements of Cash Flows
                                 (Unaudited)


                                                   Six Months       Six Months
                                                      Ended            Ended
                                                   October 31,      October 31,
                                                      2002             2001
                                                   -----------      -----------
 Cash flows from operating activities
  Net income                                      $  1,313,330     $    975,822
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation                                        69,000           52,868
    Amortization of mortgage servicing rights          114,750           34,805
    Impairment of mortgage servicing rights                  -          102,114
    Cumulative effect of a change in accounting
      principle                                        (86,821)               -
    Gain on sale of loans                          (11,526,301)      (7,116,993)
    Origination of mortgage loans held for sale   (700,819,294)    (439,709,871)
    Proceeds from sale of mortgage loans held
      for sale                                     622,572,936      397,401,961
    Change in prepaid expenses and other assets        558,153          114,671
    Change in accrued expenses and other
      liabilities                                      969,787        1,385,554
    Increase in mortgage servicing rights           (1,444,776)        (565,291)
                                                   -----------      -----------
       Net cash from operating activities          (88,279,234)     (47,324,360)

 Cash flows from investing activities
  Net change in certificates of deposit                 (3,774)         (23,099)
  Changes in notes receivable - related
    parties, net                                        14,554          (52,706)
  Purchase of leasehold improvements and
    equipment, net                                     (66,682)         (60,133)
                                                   -----------      -----------
    Net cash from investing activities                 (55,902)        (135,938)

 Cash flows from financing activities
  Purchase of treasury stock                           (25,286)        (139,448)
  Payment on note payable                              (19,836)               -
  Changes in warehouse lines of credit, net         87,629,064       48,841,490
                                                   -----------      -----------
    Net cash from financing activities              87,583,942       48,702,042
                                                   -----------      -----------
 (Decrease) increase in cash and cash equivalents     (751,194)       1,241,744

 Cash and cash equivalents at beginning of period    6,206,205        4,260,610
                                                   -----------      -----------
 Cash and cash equivalents at end of period       $  5,455,011     $  5,502,354
                                                   ===========      ===========

        See accompanying notes to the unaudited financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                 Notes to the Unaudited Financial Statements
                               October 31, 2002


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

 The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and six-month period ended October 31, 2002 are not necessarily indicative of the results that might be expected for the 12 months ending April 30, 2003.

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


 NOTE 2 - RATE LOCK COMMITMENTS

 The pipeline of loans in process includes commitments to make loans at specific interest rates (rate lock commitments). The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board
 (FASB) issued guidance on mortgage loan rate lock commitments to borrowers. The guidance categorizes rate lock commitments intended for sale as derivatives and was effective May 1, 2002. On May 1, 2002, the Company began recording the fair value of rate lock commitments as derivatives and, depending on the amount and attributes of derivatives held at the time, the resulting fair-value adjustments could offset the fair-value adjustments on forward commitments. This fair value adjustment will be included in the gain on sale of loans in the statement of income.

 Effective May 1, 2002, this guidance required the Company to record a cumulative effect of a change in accounting principle adjustment to reflect the fair value of rate lock commitments outstanding at May 1, 2002. At May 1, 2002, the Company had approximately $41 million of rate lock commitments with a fair value of $86,821, net of tax.


 NOTE 3 - MORTGAGE LOANS SERVICED

 The Company sells mortgage loans to secondary market investors. UFMC collects monthly principal and interest payments and performs certain escrow services for investors through a subservicer arrangement. Through its
 subservicer,  UFMC's   servicing   portfolio   for   outside   parties   was
 approximately $214 million and $107 million at October 31, 2002 and April 30, 2002, respectively. These loans are owned by outside parties and are not included in the assets of the Company.

 Activity related to mortgage servicing rights for the three and six months ended October 31, 2002 and 2001 is summarized below:

                                  Three Months Ended       Six Months Ended
                                      October 31,            October 31,
                                  --------------------   --------------------
                                    2002       2001        2002       2001
                                  ---------  ---------   ---------  ---------
   Balance at beginning
     of period                   $1,426,991 $  714,798  $1,339,698 $  591,593
      Additions                   1,299,750    435,594   1,444,776    565,291
      Amortization                  (57,017)   (28,313)   (114,750)   (34,805)
      Impairments                         -   (102,114)          -   (102,114)
                                  ---------  ---------   ---------  ---------
   Balance at end
     of period                   $2,669,724 $1,019,965  $2,669,724 $1,019,965
                                  =========  =========   =========  =========


 NOTE 4 - WAREHOUSE LINES OF CREDIT

 The Company funds mortgage loan originations using various warehouse lines of credit, which are secured by the mortgage loans funded by the lines.

 Amounts outstanding under the various credit facilities consist of the following:

                                                       October 31,   April 30,
                                                           2002        2002
                                                        ----------  ----------
   $23  million mortgage  warehouse credit  facility
   at  a commercial  bank;  interest at  the  30-day
   LIBOR plus 160  basis points; expires October  1,
   2003;  interest  rate was  3.41%  at  October 31,
   2002.                                               $22,022,117 $ 3,054,590

   $2 million mortgage warehouse credit facility  at
   a commercial bank;  interest at the 30-day  LIBOR
   plus 160 basis  points; expires October 1,  2003;
   interest rate was 3.41% at October 31, 2002.        $   275,249 $ 1,246,162

   $25  million mortgage  warehouse credit  facility
   at  a commercial  bank;  interest at  the  30-day
   LIBOR plus  140 basis  points; expires  September
   1, 2003; interest  rate was 3.20% at  October 31,
   2002. This facility was temporarily increased  on
   September 25, 2002 to $35 million until  December
   23, 2002.                                            34,540,562  15,995,219

   $25  million mortgage  warehouse credit  facility
   at  a commercial  bank;  interest at  the  30-day
   LIBOR plus 140  basis points; expires August  31,
   2003;  interest  rate was  3.20%  at  October 31,
   2002. This facility was temporarily increased  on
   September 16, 2002 to $35 million until  December
   31, 2002.                                            31,698,754  22,512,156

   $40  million mortgage  warehouse credit  facility
   at a  commercial bank; interest  rate at the  30-
   day LIBOR  plus a rate depending  on the type  of
   loan funded;  expires August  28, 2003;  weighted
   average interest  rate was  3.34% at  October 31,
   2002.   This facility  was temporarily  increased
   on October 01, 2002 to $60 million until  January
   30, 2003.                                            49,301,944   7,401,435
                                                       -----------  ----------
                                                      $137,838,626 $50,209,562
                                                       ===========  ==========


 NOTE 5 - EARNINGS PER SHARE

 The following summarizes the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                            October 31,
                                                          2002        2001
                                                      -----------  ----------
  Basic earnings per share
     Net income for common stockholders              $    894,888 $   617,496
                                                      ===========  ==========
     Weighted average shares outstanding                3,944,673   4,058,036
                                                      -----------  ----------
       Basic earnings per share                      $        .23 $       .15
                                                      ===========  ==========

  Diluted earnings per share
     Net income for common stockholders              $    894,888 $   617,496
                                                      ===========  ==========
     Weighted average shares outstanding                3,944,673   4,058,036
     Diluted effect of assumed exercise of stock
       options                                             48,040      34,746
                                                      -----------  ----------
     Diluted average shares outstanding                 3,992,713   4,092,782
                                                      ===========  ==========
       Diluted earnings per share                    $        .22 $       .15
                                                      ===========  ==========


                                                         Six Months Ended
                                                            October 31,
                                                          2002        2001
                                                      -----------  ----------
  Basic earnings per share
     Net income for common stockholders              $  1,313,330 $   975,822
                                                      ===========  ==========
     Weighted average shares outstanding                3,944,673   4,058,036
                                                      -----------  ----------
       Basic earnings per share                      $        .33 $       .24
                                                      ===========  ==========

  Diluted earnings per share
     Net income for common stockholders              $  1,313,330 $   975,822
                                                      ===========  ==========
     Weighted average shares outstanding                3,944,673   4,058,036
     Diluted effect of assumed exercise of stock
       options                                             48,040      34,746
                                                      -----------  ----------
     Diluted average shares outstanding                 3,992,713   4,092,782
                                                      ===========  ==========
       Diluted earnings per share                    $        .33 $       .24
                                                      ===========  ==========

 For the three and six months ended October 31, 2002 and 2001, options to purchase 128,000 and 158,000 shares, respectively, of common stock at an average price of $6.50 and warrants to purchase 80,000 shares of common stock at $7.80 per share were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive.


 NOTE 6 - STOCK OPTIONS

 During the first six months of the fiscal year, 223,500 stock options were granted at an exercise price of $2.70 per share. There were no options exercised during the six-month period. There were 30,000 stock options forfeited during the period. Total stock options outstanding were 414,000 at October 31, 2002 with exercise prices ranging between $6.50 and $1.10.


 NOTE 7 - DERIVATIVES

 Derivatives such as forward contracts and rate lock commitments are used to manage interest rate risk on loan commitments and loans held for sale. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date. Rate lock commitments are commitments to fund loans at a specific rate. The derivatives involve the underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. Beginning May 1, 2001, forward commitments were recorded in the financial statements at fair value. Beginning May 1, 2002, rate lock commitments were required to be recognized at fair value. This fair value adjustment will be included in the gain on sale of loans in the statement of income. The notional amounts, fair values, and carrying amounts of these derivatives are as follows at October 31, 2002:

                                           October 31, 2002
                                           ----------------
           Forward contracts
             Notional amount                 $133,000,000
             Fair value                           (62,000)
             Carrying amount                      (62,000)
           Rate lock commitments
             Notional amount                 $ 59,300,000
             Fair value                            91,000
             Carrying value                        91,000

 Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments were unable to fulfill their obligations, the Company would not incur any significant additional cost by replacing the positions at market rates in effect on October 31, 2002. Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default. Since many rate lock commitments may expire without being used, the amount above does not necessarily represent future cash commitments.


 NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

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


 NOTE 9 -  RECENT  REGULATORY DEVELOPMENTS

 On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules.

 The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes:

   * The creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

   * Auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

   *  Additional corporate governance and responsibility measures,  including
      (i) requiring the chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants;

   * Expansion of the power of the audit committee, including the requirements that the audit committee (i) have direct control of the outside auditor, (ii) be able to hire and fire the auditor, and
      (iii) approve all non-audit services;

   * Expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions;

   *  Mandatory disclosure by  analysts of potential  conflicts of  interest;
      and

   *  A range of enhanced penalties for fraud and other violations.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      Some of the statements in this Form 10-QSB, including some statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate," "estimate," "expect," "intend," "may," "will," and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-QSB and in our other periodic reports and documents filed with the Securities and Exchange Commission.

 Results of Operations

 Three  Months Ended October 31, 2002

      Net  income  increased  from  $617,496  for  the  three  months   ended
 October 31, 2001 to $894,888 for the three months ended October 31, 2002. This resulted in an increase in basic earnings per share from $.15 for the three months ended October 31, 2001 to $.23 for the same period in 2002 and $.15 for the three months ended October 31, 2001 to $.22 for the same period in 2002 in diluted earnings per share.

      Gain on sale of loans increased from $3,639,907 for the three months ended October 31, 2001 to $7,477,653 for the three months ended October 31, 2002. This increase was attributable to the increase in loan sales from $223 million in 2001 to $427 million in 2002. In addition to the increase in gain on sale of loans there was also an increase in loan fees of $1,235,596 for the three months ended October 31, 2002 as compared to the same period in 2001. This increase was due to the increase in loan originations, from $249 million for the three months ended October 31, 2001 as compared to $497 million for the three months ended October 31, 2002.

      Loan servicing income increased by $50,147 as a result of the increase in loans serviced. The loan servicing portfolio increased by $145.6 million, from $68.0 million at October 31, 2001 to $213.6 million at October 31, 2002.

      Loan volume and revenues increased substantially from period to period. The primary reasons for the increase in revenue and loan volume was the loan volume from the opening of new locations in fiscal 2002 and 2003. In addition to this, there was also a steady rise in volume as a result of the interest rate environment as individuals continue to refinance their mortgage loans.

      Mortgage servicing fees, loan charges, and servicing income increased from $4,633,853 for the three months ended October 31, 2001 to $9,757,342 for the three months ended October 31, 2002.

      Interest income increased from $788,970 for the three months ended October 31, 2001 to $1,277,842 for the three months ended October 31, 2002. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale.

      Salary and commissions expenses increased from $2,105,126 for the three months ended October 31, 2001 to $7,452,379 for the three months ended October 31, 2002. The increase was attributed to three main factors: increase in loan origination volume, continued investment in the expansion of the Company's sales organization, and the increasing cost of commissions paid on wholesale loan origination's.

      Operating and administrative expenses decreased from $1,653,732 for the period ended October 31, 2001 to $1,400,847 for the period ended October 31, 2002. The decrease from period to period is due to additional professional fees recorded in 2001.

      Interest expense increased from $641,505 for the three months ended October 31, 2001 to $692,878 for the three months ended October 31, 2002. This increase was the result of an increase in overall loan originations and the average balance of notes payable on the warehouse lines of credit.

      Income taxes  increased  from  $392,481  for  the  three  months  ended
 October 31, 2001 to $596,593 for the three months ended October 31, 2002. This increase in taxes was the result of various factors including an increase in income and an increase in the effective tax rate to 40% from 39% due to the increase in the number of states the Company does business.

 Results of Operations

 Six Months Ended October 31, 2002

      Net income increased from $975,822 for the six months ended October 31, 2001 to $1,313,330 for the six months ended October 31, 2002. This resulted in an increase in basic and diluted earnings per share from $.24 from the six months ended October 31, 2001 to $.33 for the same period in 2002.

      Gain on sale of loans increased from $7,116,993 for the six months ended October 31, 2002 to $11,526,301 for the six months ended October 31, 2002. This increase was attributable to the increase in loan sales from $397 million in 2001 to $623 million in 2002. In addition to the increase in gain on sale of loans, there was also an increase in loan fees of $1,267,180 for the six months ended October 31, 2002 as compared to the same period in 2001. This increase was due to the increase in loan originations, from $440 million for the six months ended October 31, 2001 as compared to $701 million for the six months ended October 31, 2002.

      Loan servicing income increased by $84,024 as a result of the increase in loans serviced. The loan servicing portfolio increased by $145.6 million, from $68.0 million at October 31, 2001 to $213.6 million at October 31, 2002.

      Loan volume and revenues increased substantially from period to period. The primary reasons for the increase in revenue and loan volume was the increase in loan volume from the opening of new locations in fiscal 2002 and 2003. In addition to this, there was also a steady rise in volume as a result of the interest rate environment as individuals continue to refinance their mortgage loans.

      Mortgage servicing fees, loan charges, and servicing income increased from $9,124,578 for the period ended October 31, 2001 to $14,885,090 for the period ended October 31, 2002. This is an increase of approximately 63%.

      Interest income increased from $1,459,107 for the period ended October 31, 2001 to $2,179,835 for the period ended October 31, 2002. This increase was attributable to an increase in overall loan originations and the average balance of loans held for sale.

      Salary and commissions expenses increased from $5,060,019 for the period ended October 31, 2001 to $11,221,681 for the period ended October 31, 2002. The increase was attributed to three main factors: increase in loan origination volume, continued investment in the expansion of the Company's sales organization, and the increasing cost of commissions paid on wholesale loan origination's.

      Operating and administrative expenses decreased from $2,753,992 for the period ended October 31, 2001 to $2,651,287 for the period ended October 31, 2002. The decrease from period to period is due to additional professional fees recorded in 2001.

      Interest expense decreased from $1,208,901 for the period ended October 31, 2001 to $1,135,697 for the period ended October 31, 2002. This decrease was the result of a decrease in the rate of interest charged to the Company on its warehouse lines of credit.

      Income taxes increased from $561,104 for the period ended October 31, 2001 to $817,675 for the period ended October 31, 2002. This increase in taxes was the result of various factors including an increase in income and the increase in the effective tax rate to 40% from 37% due to the increase in the number of states the Company does business.

      The cumulative effect of a change in accounting principle is the result of the Company adopting the DIG guidance discussed in Note 2.

 Liquidity and Capital Resources

      During the six months ended October 31, 2001 and October 31, 2002, net cash from operating activities was $(47.3) million and $(88.3) million, respectively. Net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale and the change in accrued expenses and other current liabilities. For the six months ended October 31, 2002, the Company originated $701 million in loans held for sale and sold $623 million of loans. This compares to the origination of $440 million in loans held for sale and the sale of $397 million in loans for the six months ended October 31, 2001.

      Net cash from investing activities was $(135,938) for the period ended October 31, 2001 compared to $(55,902) for the period ended October 31, 2002. The change from 2001 to 2002 was largely attributable to the net change in the interest rate on certificates of deposit from year to year, the net change in notes receivable from year to year, and the purchase of leasehold improvements and equipment. Capital expenditures for the period ended October 31, 2002 were approximately $66,682, principally in technology and to a lesser extent for the expansion of sales organization facilities. The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings.

      Cash flow from financing  activities for the  six months ended  October
 31, 2001 and 2002 was $48.7  million and $87.6 million, respectively.   This
 change resulted largely from the fluctuation in warehouse lines of credit.

      The net cash flow from operating, financing, and investing activities was $1,241,744 for the period ended October 31, 2001 and ($751,194) for the period ended October 31, 2002.

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

      During the first six months of the fiscal year 2003, the Company has continued to pursue its strategy of servicing mortgage loans. In order to engage in this business, the Company has retained the servicing rights on certain loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available to the Company. The Company has employed capital to finance the retention of servicing rights. This capital principally would have been expended to pay the costs associated with loan origination, such as loan officer compensation, broker commissions, and overhead expenses. However, the retention of servicing rights creates an asset on the Company's balance sheet and creates a future cash flow stream.

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

      The Company funds its business through the use of warehouse lines of credit. The warehouse lines of credit currently have a limit of $155 million. The warehouse lines of credit are payable on demand. The terms of the warehouse lines of credit impose certain limitations on the operations of the Company.

      The Company generally grants commitments to fund mortgage loans for up to 90 days at a specified term and either a fixed interest rate (commonly known as a rate lock commitment) or at a floating rate. At October 31, 2002, the Company had $59.3 million of approved rate lock commitments. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. In addition, the Company also had $140.1 million of commitments in the approval process.


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Qualitative Information about Market Risk. The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements, performance objectives, and to manage the risk consistent with the Company's Policy. Through this management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Board of Directors of the Company is responsible for reviewing policies and interest rate risk position. The Board of Directors reviews the position on at least a quarterly basis. In connection with this review, the Board of Directors evaluates the Company's business activities and strategies, the effect of those strategies on the Company's market value of the loans held for sale and servicing portfolios, and the effect the changes in interest rates will have on the Company's loans held for sale and servicing portfolios.

      The continuous movement of interest rates is certain; however, the extent, timing, and direction of these movements is not always predictable. Any movement in interest rates has an effect on the Company's profitability. The value of loans, which the Company has either originated or committed to originate, decreases as interest rates rise, and conversely, the value increases as interest rates fall. The value of mortgage servicing rights tends to move inversely to the value of loans, increasing in value as interest rates rise and decreasing in value as interest rates fall. In turn, this affects the prepayment speed of loans underlying the Company's mortgage servicing rights.

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

      Quantitative Information about Market Risk. The primary market risk facing the Company is interest rate risk. From an enterprise perspective, the Company manages this risk by striving to balance its loan origination and loan servicing businesses, which are counter cyclical in nature. In addition, the Company utilizes various hedging techniques to manage the interest rate risk related specifically to its committed pipeline loans, mortgage loan inventory, and mortgage servicing rights. The Company primarily utilizes forward sales of mortgage-backed securities. These instruments most closely track the performance of the Company's committed pipeline of loans because the loans themselves can be delivered directly to the purchase pursuant to these contracts.

      The overall objective of the Company's interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. The Company does not speculate on the direction of interest rates in its management of interest rate risk.

 Industry Trends

      The Company believes that the industry will continue to offer broader and more diversified product offerings and that technology will play an increasing part in real estate transactions. This includes expanded use of Internet capabilities, which the Company will continue to explore.

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


 ITEM 4.  CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other member of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

      There were no significant changes to the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.


 PART II - OTHER INFORMATION

 ITEM

 1. Legal Proceedings

    There are no material pending legal proceedings which the Company is a party other than ordinary routine litigation incidental to their business.

 2. Changes in Securities and Use of Proceeds

    None

 3. Defaults Upon Senior Securities

    None

 4. Submission of Matters to a Vote of Security Holders

    None

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

        The Company filed current reports on form 8-K on September 06, and September 12, 2002

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  December 16, 2002           United Financial Mortgage Corp.

                                    By:  /s/ Joseph Khoshabe
                                         ----------------------------
                                         Joseph Khoshabe
                                         Chairman and Chief Executive
                                         Officer

                                    By:  /s/ Steve Khoshabe
                                         ----------------------------
                                         Steve Khoshabe
                                         Chief Financial Officer

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

 I, Joseph Khoshabe, President and Principal Executive Officer, certify that:

 1) I have reviewed this quarterly report on Form 10-QSB of United Financial Mortgage Corp.;

 2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: December 16, 2002
 Joseph Khoshabe
 Chairman and Principal Executive Officer

                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

 I, Steve Khoshabe, Vice President and Principal Financial and Accounting Officer, certify that:

 1) I have reviewed this quarterly report on Form 10-QSB of United Financial Mortgage Corp.;

 2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: December 16, 2002
 Steve Khoshabe
 Principal Financial and Accounting Officer