Form 10QSB
period 2003-01-31
UNITED FINANCIAL MORTGAGE CORP
filed 2003-03-17
CIK 916823

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


 (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2003

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         Commission File No.                           001-14127

                       UNITED FINANCIAL MORTGAGE CORP.

      (Exact name of small business issuer as specified in its charter)

                  ILLINOIS                              36-3440533
      -------------------------------                ----------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

                              815 Commerce Drive
                                  Suite 100
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

 State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:
                                                Outstanding at
                  Class                         March 17, 2003
                  -----                         --------------
    Common Stock, No Par Value, net of
              Treasury Stock                      3,918,529

 Transitional Small Business Disclosure Format (check one):
 Yes [   ]  No  [ X ]

                       UNITED FINANCIAL MORTGAGE CORP.
                                 FORM 10-QSB
                              TABLE OF CONTENTS

                                                                     PAGE NO.
 PART I FINANCIAL INFORMATION

 Item 1.Financial Statements
           Balance Sheets as of January 31, 2003 and April 30, 2002      3

           Statements of Income for the three and nine months
           ended January 31, 2003 and 2002                               4

           Statements of Cash Flows for the nine months ended
           January 31, 2003 and 2002                                     5

           Notes to the Unaudited Financial Statements                   6

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          15

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk   19

 Item 4.   Controls and Procedures                                      21


 PART II   OTHER INFORMATION                                            22

 Item 1.   Legal Proceedings                                            22

 Item 2.   Changes in Securities and Use of Proceeds                    22

 Item 3.   Defaults Upon Senior Securities                              22

 Item 4.   Submission of Matters to a Vote of Security Holders          22

 Item 5.   Other Information                                            22

 Item 6.   Exhibits and Reports on Form 8-K                             22

 Item 6a.  Exhibit List                                                 22

 FORM 10-QSB SIGNATURE PAGE                                             23

 Exhibit 99.1 Certification                                             26

 Exhibit 99.2 Certification                                             27

                       UNITED FINANCIAL MORTGAGE CORP.
                                Balance Sheets
                                 (Unaudited)


                                                 January 31,       April 30,
                                                     2003            2002
                                                 -----------      -----------

 ASSETS
 Cash and due from financial institutions       $  3,215,799     $  1,794,254
 Interest-bearing deposits in financial
   institutions                                    4,557,363        4,411,951
                                                 -----------      -----------
   Total cash and cash equivalents                 7,773,162        6,206,205

 Restricted cash                                   1,107,432                -
 Certificates of deposit                           1,227,451        1,221,835
 Loans held for sale                             117,423,900       51,417,233
 Notes receivable-related parties                     44,687           80,647
 Mortgage servicing rights, net                    3,030,721        1,339,698
 Leasehold improvements and equipment, net           354,702          298,080
 Prepaid expenses and other assets                   930,479        1,401,634
                                                 -----------      -----------
   Total assets                                 $131,892,534     $ 61,965,332
                                                 ===========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
   Warehouse lines of credit                    $114,773,548     $ 50,209,562
   Note payable                                      350,000          369,836
   Accrued expenses and other liabilities          5,690,031        3,088,371
                                                 -----------      -----------
      Total liabilities                          120,813,579       53,667,769

 Stockholders' equity
   Preferred stock, 5,000,000 authorized, no par
    value, Series A redeemable shares, 63 issued
    and outstanding at January 31, 2003 and
    April 30 2002 (aggregate liquidation
    preference of $315,000)                          315,000          315,000
   Common stock, no par value, 20,000,000
    shares authorized, 4,095,229 shares
    issued at January 31, 2003 and
    4,095,029 at April 30, 2002                    6,634,403        6,633,903
   Retained earnings                               4,451,143        1,594,621
                                                 -----------      -----------
                                                  11,400,546        8,543,524
   Treasury stock, 176,700 shares at January
     31, 2003 and 149,580 shares at April 30,
     2002, at cost                                  (321,591)        (245,961)
                                                 -----------      -----------
      Total stockholders' equity                  11,078,955        8,297,563
                                                 -----------      -----------
      Total liabilities and stockholders equity $131,892,534     $ 61,965,332
                                                 ===========      ===========

        See accompanying notes to the unaudited financial statements.


                       UNITED FINANCIAL MORTGAGE CORP.
                             Statements of Income
                                 (Unaudited)


                               Nine Months    Nine Months   Three Months   Three Months
                                  Ended          Ended          Ended          Ended
                               January 31,    January 31,    January 31,    January 31,
                                  2003           2002           2003           2002
                               ----------     ----------     ----------     ----------
 Revenues
  Gain on sale of loans       $28,892,817    $14,289,676    $14,138,564    $ 5,211,912
  Loan servicing income           229,877        116,127         99,041         69,315
  Interest income               3,777,305      2,545,199      1,597,471      1,086,091
  Other income                    105,873         55,053         44,373         21,455
                               ----------     ----------     ----------     ----------
    Total revenues             33,005,872     17,006,055     15,879,449      6,388,773

 Expenses
  Salaries and commissions     22,126,333      9,005,533     10,904,653      3,945,515
  Operating and administrative  4,229,625      3,614,535      1,578,327        860,543
  Interest expense              1,921,889      1,733,282        786,192        524,381
  Depreciation and amortization   111,857         88,281         38,288         30,836
                               ----------     ----------     ----------     ----------
    Total expenses             28,389,704     14,441,631     13,307,460      5,361,275
                               ----------     ----------     ----------     ----------

 Income before income taxes
   and cumulative effect of
   change in accounting
   principle                    4,616,168      2,564,424      2,571,989      1,027,498

 Income taxes                   1,846,467      1,073,272      1,028,796        512,168
                               ----------     ----------     ----------     ----------
 Income before cumulative
   effect of change in
   accounting principle         2,769,701      1,491,152      1,543,193        515,330

 Cumulative effect of change
   in accounting principle,
   net of tax                      86,821              -              -              -
                               ----------     ----------     ----------     ----------
 Net income                   $ 2,856,522    $ 1,491,152    $ 1,543,193    $   515,330
                               ==========     ==========     ==========     ==========
 Basic earnings per common
   share before cumulative
   effect of change in
   accounting principle       $       .71    $       .37    $       .39    $       .13
 Per share cumulative effect
   of a change in accounting
   principle                          .02              -              -              -
                               ----------     ----------     ----------     ----------
 Basic earnings per share     $       .73    $       .37    $       .39    $       .13
                               ==========     ==========     ==========     ==========
 Diluted earnings per share   $       .72    $       .36    $       .39    $       .13
                               ==========     ==========     ==========     ==========


        See accompanying notes to the unaudited financial statements.


                       UNITED FINANCIAL MORTGAGE CORP.
                          Statements of Cash Flows
                                (Unaudited)


                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                  January 31,      January 31,
                                                      2003             2002
                                                 -------------    -------------
 Cash flows from operating activities
  Net income                                    $    2,856,522   $    1,491,152
  Adjustments to reconcile net income to net
    cash from operating activities
    Depreciation                                       105,000           85,643
    Amortization of mortgage servicing rights          398,993           61,267
    Impairment of mortgage servicing rights            533,945          272,108
    Restricted cash                                 (1,107,432)               -
    Cumulative effect of a change in
      accounting principle                             (86,821)               -
    Gain on sale of loans                          (28,892,817)     (14,289,676)
    Origination of mortgage loans held for sale (1,272,197,076)    (699,320,800)
    Proceeds from sale of mortgage loans held
      for sale                                   1,235,083,226      688,839,560
    Change in prepaid expenses and other assets        557,976         (407,525)
    Change in accrued expenses and other
      liabilities                                    2,602,660        1,366,982
    Increase in mortgage servicing rights           (2,623,961)      (1,013,433)
                                                 -------------    -------------
       Net cash from operating activities          (62,769,785)     (22,914,722)

 Cash flows from investing activities
  Net change in certificates of deposit                 (5,616)         (29,039)
  Changes in notes receivable - related
    parties, net                                        35,960          (12,232)
  Purchase of leasehold improvements and
    equipment, net                                    (161,622)         (99,079)
                                                 -------------    -------------
    Net cash from investing activities                (131,278)        (140,350)

 Cash flows from financing activities
  Purchase of treasury stock                           (75,630)        (189,314)
  Payment on note payable                              (19,836)               -
  Issuance of common stock                                 500                -
  Changes in warehouse lines of credit, net         64,563,986       24,999,398
                                                 -------------    -------------
    Net cash from financing activities              64,469,020       24,810,084
                                                 -------------    -------------
  Increase in cash and cash equivalents              1,566,957        1,755,012

 Cash and cash equivalents at beginning
   of period                                         6,206,205        4,260,610
                                                 -------------    -------------
 Cash and cash equivalents at end of period     $    7,773,162   $    6,015,622
                                                 =============    =============


        See accompanying notes to the unaudited financial statements.

 NOTE 1 - BASIS OF PRESENTATION

 United Financial Mortgage Corp. ("UFMC" or "the Company") is an Illinois corporation organized to engage in the residential mortgage banking business. The Company is approved to engage in mortgage banking activities in the states of Alabama, Alaska, Arkansas, California, Colorado, Connecticut, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, West Virginia, Wisconsin, and Wyoming, and in the U.S. Virgin Islands. The Company is an approved mortgagee by the Department of Housing and Urban Development and is qualified to originate mortgage loans insured by the Federal Housing Administration as well as service loans for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's mortgage banking operations are considered by management to be aggregated in one reportable operating segment.

 The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three and nine-month periods ended January 31, 2003 are not necessarily indicative of the results that might be expected for the 12 months ending April 30, 2003.

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

 Impact of Interest Rate Fluctuations: Interest rate fluctuations generally have a direct impact on a mortgage banking institution's financial performance. Significant increases in interest rates may make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans as well as potentially reduce the number of borrowers who are seeking to refinance their current loan. As a result, the volume and related income from loan originations may be reduced.

 Significant decreases in interest rates may enable more potential borrowers to purchase residential property and to qualify for a mortgage loan as well as potentially increase the number of borrowers who are seeking to refinance their current loan. As a result, the volume and related income from loan originations may increase. However, significant decreases in interest rates may result in higher anticipated loan prepayment activity and, therefore, reduce the value of the loan servicing portfolio.

 Restricted Cash: The Company is required to maintain cash balances with its warehouse banks under the terms of the warehouse credit facility.

 Mortgage Servicing Rights: Mortgage Servicing Rights represent the allocated value of retained servicing rights on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

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


 NOTE 3 - MORTGAGE LOANS SERVICED

 The Company sells mortgage loans to secondary market investors ("Investor(s)"). These loans can be sold in one of two ways, Servicing Released or Servicing Retained. If a loan is sold Servicing Released, the Company has sold all the rights to the loan and the associated servicing rights. If a loan is sold Servicing Retained, the Company has sold the loan and kept the servicing rights, thus the Company is responsible for collecting monthly principal and interest payments and performing certain escrow services for the Investor. The Investor, in turn, pays an annual fee for these services. The Company performs these servicing activities through what is referred to as a Sub-Servicer arrangement with Countrywide Home Loans Servicing LP, a Texas Limited Partnership doing business as Landsafe Servicing. Landsafe Servicing collects the monthly principal and interest payments and performs the escrow services for the Investor on behalf of the Company. The Company pays Landsafe a fee for these services. The Company's servicing portfolio for outside parties was approximately $303 million and $107 million at January 31, 2003 and April 30, 2002, respectively. These loans are owned by outside parties and are not included in the assets of the Company. The value of the servicing rights is however included in the assets of the Company under the category of Mortgage servicing rights, net.

 Activity related to mortgage servicing rights for the three and nine months ended January 31, 2003 and 2002 is summarized below:

                                   Three Months Ended     Nine Months Ended
                                      January 31,            January 31,
                                  --------------------   --------------------
                                    2003       2002        2003       2002
                                  ---------  ---------   ---------  ---------
   Balance at beginning
     of period                   $2,669,724 $1,019,965  $1,339,698 $  591,593
      Additions                   1,179,185    448,142   2,623,961  1,013,433
      Amortization                 (284,243)   (26,462)   (398,993)   (61,267)
      Impairments                  (533,945)  (169,994)   (533,945)  (272,108)
                                  ---------  ---------   ---------  ---------
   Balance at end
     of period                   $3,030,721 $1,271,651  $3,030,721 $1,271,651
                                  =========  =========   =========  =========


 The Company analyzes the Mortgage Servicing rights for impairment on a quarterly basis. This process includes stratifying the loan servicing portfolio by interest rate and then stratifying the loans by term and origination date. The impairment charge incurred during the three months ended January 31, 2003 was a result of this process and the continued decline in values at the end of 2002 and beginning of 2003.


 NOTE 4 - WAREHOUSE LINES OF CREDIT

 The Company funds mortgage loan originations using various warehouse lines of credit, which are secured by the mortgage loans funded by the lines.

 Amounts outstanding under the various credit facilities consist of the following:

                                                       January  31,  April 30,
                                                           2003        2002
                                                        ----------  ----------
   $23  million mortgage  warehouse credit  facility
   at  a commercial  bank;  interest at  the  30-day
   LIBOR plus 160  basis points; expires October  1,
   2003;  interest  rate was  2.98%  at  January 31,
   2003.                                               $17,488,023 $ 3,054,590

   $2 million mortgage warehouse credit facility  at
   a commercial bank;  interest at the 30-day  LIBOR
   plus 160 basis  points; expires October 1,  2003;
   interest rate was 2.98% at January 31, 2003.            245,249   1,246,162

   $25  million mortgage  warehouse credit  facility
   at  a commercial  bank;  interest at  the  30-day
   LIBOR plus  140 basis  points; expires  September
   1, 2003; interest  rate was 2.76% at January  31,
   2003. This facility was temporarily increased  on
   September 25, 2002  to $35 million until  January
   31,  2003.   On February  1, 2003  the  temporary
   increase  was   reduced  to  $30  million   until
   February  28,  2003.   On   March  1,  2003   the
   temporary increase  was reduced  to the  original
   $25 million                                          20,207,546  15,995,219

   $25  million mortgage  warehouse credit  facility
   at  a commercial  bank;  interest at  the  30-day
   LIBOR plus 140  basis points; expires August  31,
   2003;  interest rate  was  2.76% at  January  31,
   2003. This facility was temporarily increased  on
   September  16, 2002  to $35  million until  March
   15, 2003.                                            34,450,836  22,512,156

   $40  million mortgage  warehouse credit  facility
   at a  commercial bank; interest  rate at the  30-
   day LIBOR  plus a rate depending  on the type  of
   loan funded;  expires August  28, 2003;  weighted
   average interest  rate was  2.99% at  January 31,
   2003.   This facility  was temporarily  increased
   on October 1, 2002 to $60 million until March 14,
   2003.                                                42,381,893   7,401,435
                                                       -----------  ----------
                                                      $114,773,548 $50,209,562
                                                       ===========  ==========


 NOTE 5 - EARNINGS PER SHARE

 The following summarizes the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                            January 31,
                                                          2003        2002
                                                      -----------  ----------
   Basic earnings per share
      Net income for common stockholders             $  1,543,193 $   515,330
                                                      ===========  ==========
      Weighted average shares outstanding               3,924,144   4,058,036
                                                      -----------  ----------
        Basic earnings per share                     $        .39 $       .13
                                                      ===========  ==========

   Diluted earnings per share
      Net income for common stockholders             $  1,543,193 $   515,330
                                                      ===========  ==========
      Weighted average shares outstanding               3,924,144   4,058,036
      Diluted effect of assumed exercise of
        stock options                                      77,698      34,746
                                                      -----------  ----------
      Diluted average shares outstanding                4,001,839   4,092,782
                                                      ===========  ==========
        Diluted earnings per share                   $        .39 $       .13
                                                      ===========  ==========

                                                         Nine Months Ended
                                                            January 31,
                                                          2003        2002
                                                      -----------  ----------
   Basic earnings per share
      Net income for common stockholders             $  2,856,522 $ 1,491,152
                                                      ===========  ==========
      Weighted average shares outstanding               3,937,848   4,058,036
                                                      -----------  ----------
        Basic earnings per share                     $        .73 $       .37
                                                      ===========  ==========
   Diluted earnings per share
      Net income for common stockholders             $  2,856,522 $ 1,491,152
                                                      ===========  ==========
      Weighted average shares outstanding               3,937,848   4,058,036
      Diluted effect of assumed exercise of
        stock options                                      31,233      34,746
                                                      -----------  ----------
      Diluted average shares outstanding                3,969,081   4,092,782
                                                      ===========  ==========
        Diluted earnings per share                   $        .72 $       .36
                                                      ===========  ==========

 For the three and nine months ended January 31, 2003 and 2002, options to purchase 128,000 and 158,000 shares, respectively, of common stock at an average price of $6.50 and warrants to purchase 80,000 shares of common stock at $7.80 per share were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive.


 NOTE 6 - STOCK OPTIONS

 During the first nine months of the fiscal year, 223,500 stock options were granted at an exercise price of $2.70 per share. There were 200 options exercised during the nine-month period at an exercise price of $2.50. There have been 30,000 stock options forfeited during the nine-month period. Total stock options outstanding were 413,800 at January 31, 2003 with exercise prices ranging between $6.50 and $1.10.


 NOTE 7 - DERIVATIVES

 Derivatives such as forward contracts and rate lock commitments are used to manage interest rate risk on loan commitments and loans held for sale. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date. Rate lock commitments are commitments to fund loans at a specific rate. The derivatives involve the underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. Beginning May 1, 2001, forward commitments were recorded in the financial statements at fair value. Beginning May 1, 2002, rate lock commitments were required to be recognized at fair value. This fair value adjustment will be included in the gain on sale of loans in the statement of income. The notional amounts, fair values, and carrying amounts of these derivatives are as follows at January 31, 2003:

                                           January 31, 2003
                                           ----------------
           Forward contracts
             Notional amount                  $124,000,000
             Fair value                          (191,000)
             Carrying amount                     (191,000)
           Rate lock commitments
             Notional amount                  $46,600,000
             Fair value                           206,000
             Carrying value                       206,000


 Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments were unable to fulfill their obligations, the Company would not incur any significant additional cost by replacing the positions at market rates in effect on January 31, 2003. Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default. Since many rate lock commitments may expire without being used, the amount above does not necessarily represent future cash commitments.


 NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

 In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards require that all business combinations be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition and the excess cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will continue to amortize under the new standard, whereas goodwill will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on May 1, 2002 does not have an effect on the financial statements.

 In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting For Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This pronouncement did not have a material effect on the Company.

 In August 2001, the FASB issued Statement of Financial Accounting  Standards
 (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 also resolved significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. This pronouncement does not have a material effect on the Company.

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

 Results of Operations

 Three  Months Ended January 31, 2003

      Net income increased from $515,330 for the three months ended January 31, 2002 to $1,543,193 for the three months ended January 31, 2003. This resulted in an increase in basic earnings per share from $.13 for the three months ended January 31, 2002 to $.39 for the same period in 2003 and $.13 for the three months ended January 31, 2002 to $.39 for the same period in 2003 in diluted earnings per share.

      Gain on sale of loans increased from $5,211,912 for the three months ended January 31, 2002 to $14,138,564 for the three months ended January 31, 2003. This increase was attributable to the increase in loan sales from $284.1 million in the same period in 2002 to $594.2 million in the same period in 2003. The increase in gain on sale of loans from period to period was partially offset by the impairment charge on mortgage servicing assets of $533,945 during the third quarter of fiscal 2003. The Company analyzes the Mortgage Servicing rights for impairment on a quarterly basis. This process includes stratifying the loan servicing portfolio by interest rate and then stratifying the loans by term and origination date. The impairment charge incurred during the three months ended January 31, 2003 was a result of this process and the continued decline in values during the quarter.

      Loan servicing income increased by $29,726 as a result of the increase in loans serviced. The loan servicing portfolio increased by $201.4 million, from $101.7 million at January 31, 2002 to $303.1 million at January 31, 2003.

      Loan volume and revenues increased substantially from period to period. The primary reasons for the increase in revenue and loan volume was the loan volume from the opening of new locations in fiscal 2002 and 2003. In addition to this, there was also a steady rise in volume as a result of the interest rate environment as individuals continue to refinance their mortgage loans.

      Interest income increased from $1,086,091 for the three months ended January 31, 2002 to $1,597,471 for the three months ended January 31, 2003. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale.

      Salary and commissions expenses increased from $3,945,515 for the three months ended January 31, 2002 to $10,904,653 for the three months ended January 31, 2003. The increase was attributed to four main factors: increase in loan origination volume, continued investment in the expansion of the Company's sales organization, bonuses accrued for, and the increasing cost of commissions paid on wholesale loan origination's.

      Operating and administrative expenses increased from $860,543 for the period ended January 31, 2002 to $1,578,327 for the period ended January 31, 2003. The increase from period to period is due to the expansion of the sales effort including additional offices, especially in the South Eastern United States and the volume of loan originations and sales. In addition, the increase from period to period is attributable to an increased emphasis on quality control initiatives as the volume of loans has increased.

      Interest expense increased from $524,381 for the three months ended January 31, 2002 to $786,192 for the three months ended January 31, 2003. This increase was the result of an increase in overall loan originations and the average balance of notes payable on the warehouse lines of credit.

      Income taxes increased from $512,168 for the three months ended January 31, 2002 to $1,028,796 for the three months ended January 31, 2003. This increase in taxes was the result of an increase in taxable income for the same periods.

 Results of Operations

 Nine Months Ended January 31, 2003

      Net income increased from $1,491,152 for the nine months ended January 31, 2002 to $2,856,522 for the nine months ended January 31, 2003. This resulted in an increase in basic and diluted earnings per share from $.37 and .36, respectively for the nine months ended January 31, 2002 to $.73 and .72, respectively, for the same period in 2003.

      Gain on sale of loans increased from $14,289,676 for the nine months ended January 31, 2002 to $28,892,817 for the nine months ended January 31, 2003. This increase was attributable to the increase in loan sales from $689 million in 2002 to $1.235 billion in 2003. The increase in gain on sale of loans from period to period was partially offset by the impairment charge on mortgage servicing assets of $533,945 during the third quarter of fiscal 2003. The Company analyzes the Mortgage Servicing rights for impairment on a quarterly basis. This process includes stratifying the loan servicing portfolio by interest rate and then stratifying the loans by term and origination date. The impairment charge incurred during the three months ended January 31, 2003 was a result of this process and the continued decline in values during the quarter.

      Loan servicing income increased by $113,750 as a result of the increase in loans serviced. The loan servicing portfolio increased by $201.4 million, from $101.7 million at January 31, 2002 to $303.1 million at January 31, 2003.

      Loan volume and revenues increased substantially from period to period. The primary reasons for the increase in revenue and loan volume was the increase in loan volume from the opening of new locations in fiscal 2002 and 2003. In addition to this, there was also a steady rise in volume as a result of the interest rate environment as individuals continue to refinance their mortgage loans.

      Interest income increased from $2,545,199 for the period ended January 31, 2002 to $3,777,305 for the period ended January 31, 2003. This increase was attributable to an increase in overall loan originations and the average balance of loans held for sale.

      Salary and commissions expenses increased from $9,005,533 for the period ended January 31, 2002 to $22,126,333 for the period ended January 31, 2003. The increase was attributed to four main factors: increase in loan origination volume, continued investment in the expansion of the Company's sales organization, bonuses accrued for, and the increasing cost of commissions paid on wholesale loan origination's.

      Operating and administrative expenses increased from $3,614,535 for the period ended January 31, 2002 to $4,229,625 for the period ended January 31, 2003. The increase from period to period is due to the expansion of the sales effort including additional offices, especially in the South Eastern United States and the volume of loan originations and sales. In addition, the increase from period to period is attributable to an increased emphasis on quality control initiatives as the volume of loans has increased.

      Interest expense increased from $1,733,282 for the period ended January 31, 2002 to $1,921,889 for the period ended January 31, 2003. This increase was the result of an increase in overall loan originations and the average balance of notes payable on the warehouse lines of credit.

      Income taxes increased from $1,073,272 for the period ended January 31, 2002 to $1,846,467 for the period ended January 31, 2003. This increase in taxes was the result of an increase in taxable income for the same periods.

      The cumulative effect of a change in accounting principle is the result of the Company adopting the DIG guidance discussed in Note 2.

 Liquidity and Capital Resources

      During the nine months ended January 31, 2002 and January 31, 2003, net cash from operating activities was $(22.9) million and $(62.8) million, respectively. Net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale and the change in accrued expenses and other current liabilities. For the nine months ended January 31, 2003, the Company originated $1.272 billion in loans held for sale and sold $1.235 billion of loans. This compares to the origination of $699 million in loans held for sale and the sale of $689 million in loans for the nine months ended January 31, 2002.

      Net cash from investing activities was $(140,350) for the period ended January 31, 2002 compared to $(131,278) for the period ended January 31, 2003. The change from 2002 to 2003 was largely attributable to the net change in the interest rate on certificates of deposit from year to year, the net change in notes receivable from year to year, and the purchase of leasehold improvements and equipment. Capital expenditures for the period ended January 31, 2003 were approximately $161,622, principally in technology and to a lesser extent for the expansion of sales organization facilities. The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings.

      Cash flow from financing activities for  the nine months ended  January
 31, 2002 and 2003 was $24.8  million and $64.5 million, respectively.   This
 change resulted largely from the fluctuation in warehouse lines of credit.

      The net cash flow from operating, financing, and investing activities was $1,755,012 for the period ended January 31, 2002 and $1,566,957 for the period ended January 31, 2003.

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

      During the first nine months of the fiscal year 2003, the Company has continued to pursue its strategy of retaining servicing rights on certain mortgage loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available to the Company. The Company has employed capital to finance the retention of servicing rights. However, the retention of servicing rights creates an asset on the Company's balance sheet and creates a future cash flow stream.

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

      The Company funds its business through the use of warehouse lines of credit. The warehouse lines of credit currently have a limit of $145 million. The warehouse lines of credit are payable on demand. The terms of the warehouse lines of credit impose certain limitations on the operations of the Company.

      The Company generally grants commitments to fund mortgage loans for up to 90 days at a specified term and either a fixed interest rate (commonly known as a rate lock commitment) or at a floating rate. At January 31, 2003, the Company had $46.6 million of approved rate lock commitments. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. In addition, the Company also had $81.6 million of commitments in the approval process.


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

      The continuous movement of interest rates is certain; however, the extent, timing, and direction of these movements are not always predictable. Any movement in interest rates has an effect on the Company's profitability. The value of loans, which the Company has either originated or committed to originate, decreases as interest rates rise, and conversely, the value increases as interest rates fall. The value of mortgage servicing rights tends to move inversely to the value of loans, increasing in value as interest rates rise and decreasing in value as interest rates fall, net of depreciation.

      Because it is unlikely that any particular movement in interest rates could affect only one aspect of the Company's business, many of the
 Company's products move in offsetting directions to each other. For instance, the decrease in the value of the Company's mortgage servicing portfolio associated with a decline in interest rates usually may not occur without some degree of increase in new mortgage loan production, which may partially offset the decrease in the value of the mortgage servicing portfolio.

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

      The Company's business base is concentrated principally in the Midwest, South East, and Western United States. As such, the Company may be subject to the effects of economic conditions and real estate markets specific to such locales.

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

         The Company filed current reports on form 8-K on December 18, 2002, and January 14, January 28, and January 29, 2003

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date:  March 17, 2003              United Financial Mortgage Corp.

                                    By:  /s/ Joseph Khoshabe
                                         ----------------------------
                                         Joseph Khoshabe
                                         Chairman and Chief Executive
                                         Officer

                                    By:  /s/ Steve Khoshabe
                                         ----------------------------
                                         Steve Khoshabe
                                         Chief Financial Officer

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                 --------------------------------------------

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



 Date: March 17, 2003
 Joseph Khoshabe
 Chairman and Principal Executive Officer

                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                 --------------------------------------------

 I, Steve Khoshabe, Executive Vice President and Principal Financial and Accounting Officer, certify that:

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

 Date: March 17, 2003
 Steve Khoshabe
 Principal Financial and Accounting Officer