Form 10KSB/A
period 2002-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 2003-04-23
CIK 916823

U.S. SECURITIES AND EXHANGE COMMISSION
                           Washington, D. C. 20549
                               Amendment No. 1
                                FORM 10-KSB/A
 (Mark One)

    {X}          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended April 30, 2002
                                      OR
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the transition period from              to
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

      Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g, annual report to security holders for fiscal year ended December 24, 1990).

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

       The Company's loan production activities generate revenue through (i) origination fees and gains on the sale of loans to broker-dealers and institutional investors, and (ii)interest on mortgage loans held, or "warehoused" from their origination or purchase until their sale to broker-dealers and institutional investors.

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

       During the year ended April 30, 2002, the Company sold approximately $858.8 million in single-family mortgage loans into the secondary market, of which 5 loans were repurchased, representing less than one-tenth of one percent of the approximately 5,400 loans originated. The Company views loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing reviews by its quality control department.

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

       The Company's  corporate  headquarters are located at   800   Commerce
 Drive, Suite 100, Oak Brook,  Illinois 60523 and its   telephone number   is
 (630) 571-7222.


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


      The increase in loan servicing income was partially offset during 2002 as a result of management's on-going review of the mortgage servicing assets. Management reviews the mortgage servicing rights using interest rate groupings of the underlying loans, and prepayment characteristics on a quarterly basis. Based upon these items, management determined that there was impairment in the fair value of the asset and wrote down the servicing asset by $169,026.


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

      Interest expense decreased from $2,509,979 for the twelve months ended April 30, 2001 to $2,362,696 for the twelve months ended April 30, 2002. This decrease was the result of a decreasein the rate of interest charged to the Company on its warehouse lines of credit.

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

 Item 8.  Financial Statements


                       UNITED FINANCIAL MORTGAGE CORP.

                             FINANCIAL STATEMENTS
                           April 30, 2002 and 2001



                              TABLE OF CONTENTS


 REPORT OF INDEPENDENT AUDITOR FOR FISCAL 2001 ..............  14.A

 REPORT OF INDEPENDENT AUDITORS FOR FISCAL 2002..............  15


 FINANCIAL STATEMENTS

    BALANCE SHEETS ..........................................  16

    STATEMENTS OF INCOME.....................................  17

    STATEMENTS OF STOCKHOLDERS' EQUITY ......................  18

    STATEMENTS OF CASH FLOWS.................................  19

    NOTES TO FINANCIAL STATEMENTS  .......................... 20-31

                       United Financial Mortgage Corp.
                         Independent Auditor's Report


 To the Board of Directors and Stockholders of United Financial Mortgage Corporation

      We have audited the accompanying balance sheet of United Financial Mortgage Corp. as of April 30, 2001, and the related statements of income, stockholders' equity and cash flows for the period ended April 30, 2001. These financials are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Financial Mortgage Corp. as of April 30, 2001 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

 Respectfully submitted,


 /s/ Craig Shaffer and Associates Ltd
 Craig Shaffer and Associates Ltd.
 Certified Public Accountants
 July 25, 2001

                                      14-A

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


                                    Crowe, Chizek and Company LLP

  Oak Brook, Illinois
  July 19, 2002

                        UNITED FINANCIAL MORTGAGE CORP.
                                 BALANCE SHEETS
                            April 30, 2002 and 2001
 ____________________________________________________________________________


                                                     2002             2001
                                                 -----------      -----------
 ASSETS
   Cash and due from other financial
     institutions                               $  1,794,254     $  1,154,687
   Interest bearing deposits in other
     financial institutions                        4,411,951        3,105,923
                                                 -----------      -----------
      Total cash and cash equivalents              6,206,205        4,260,610
   Certificates of deposit                         1,221,835        1,233,113
   Loans held for sale                            51,417,233       52,719,199
   Notes receivable-related parties                   80,647           71,500
   Mortgage servicing rights, net                  1,339,698          591,593
   Leasehold improvements and equipment, net         298,080          313,107
   Goodwill                                          105,257          114,409
   Prepaid expenses and other assets               1,296,377        1,083,747
                                                 -----------      -----------
      Total assets                              $ 61,965,332     $ 60,387,278
                                                 ===========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
   Warehouse lines of credit                    $ 50,209,562     $ 51,052,398
   Note payable                                      369,836          392,545
   Accrued expenses and other liabilities          3,088,371        1,512,231
                                                 -----------      -----------
      Total liabilities                           53,667,769       52,957,174

 Stockholders' equity
   Preferred stock, 5,000,000 authorized, no
    par value, Series A redeemable shares, 63
    issued and outstanding at April 30, 2002
    and 2001 (aggregate liquidation preference
    of $315,000)                                     315,000          315,000
   Common stock, no par value, 20,000,000
    shares authorized, 4,095,029 shares issued
    and outstanding at April 30, 2002 and
    April 30, 2001                                 6,633,903        6,633,903
   Retained earnings                               1,594,621          537,848
                                                 -----------      -----------
                                                   8,543,524        7,486,751
   Treasury stock, 149,580 shares at April 30,
     2002 and 35,080 shares at April 30, 2001,
     at cost                                        (245,961)         (56,647)
                                                 -----------      -----------
      Total stockholders' equity                   8,297,563        7,430,104
                                                 -----------      -----------
   Total liabilities and stockholders' equity   $ 61,965,332     $ 60,387,278
                                                 ===========      ===========
 ____________________________________________________________________________

               See accompanying notes to financial statements.

                        UNITED FINANCIAL MORTGAGE CORP.
                              STATEMENTS OF INCOME
                      Years ended April 30, 2002 and 2001

 ____________________________________________________________________________

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
                                                 ===========      ===========

 ____________________________________________________________________________

               See accompanying notes to financial statements.


                            UNITED FINANCIAL MORTGAGE CORP.
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                          Years ended April 30, 2002 and 2001

 ___________________________________________________________________________________________

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

                                      18

                            UNITED FINANCIAL MORTGAGE CORP.
                               STATEMENTS OF CASH FLOWS
                          Years ended April 30, 2002 and 2001

 ____________________________________________________________________________

                                                       2002           2001
                                                   -----------    -----------
 Cash flows from operating activities
  Net income                                      $  1,095,273   $    868,257
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                      135,025        131,038
    Amortization of mortgage servicing rights          253,092         68,592
    Gain on sales of loans                         (14,638,326)    (8,744,979)
    Origination of mortgage loans held for sale   (857,700,421)  (388,204,365)
    Proceeds from sale of mortgage loans
      held for sale                                873,458,713    375,494,034
    Amortization of goodwill                             9,152          9,153
    Change in prepaid expenses and other assets       (212,630)      (141,259)
    Change in accrued expenses and other
      liabilities                                    1,719,640        696,728
    Increase in mortgage servicing rights           (1,001,197)      (331,611)
                                                   -----------    -----------
      Net cash from operating activities             3,118,321    (20,154,412)

 Cash flows from investing activities
  Net change in certificates of deposit                 11,278      1,283,887
  Purchase of leasehold improvements and
    equipment, net                                    (119,998)        20,901
                                                   -----------    -----------
    Net cash from investing activities                (108,720)     1,304,788

 Cash flows from financing activities
  Purchase of treasury stock                          (189,314)       (31,182)
  Changes in notes receivable - related parties, net    (9,147)        54,099
  Changes in warehouse lines of credit, net           (842,836)    21,870,248
  Repayment of note payable                            (22,709)        (8,087)
  Proceeds from exercise of warrants, net                    -         97,500
  Preferred stock dividend                                   -         38,500
                                                   -----------    -----------
    Net cash from financing activities              (1,064,006)    22,021,078
                                                   -----------    -----------
 Increase in cash and cash equivalents               1,945,595      3,171,454

 Cash and cash equivalents at beginning of year      4,260,610      1,089,156
                                                    -----------    -----------
 Cash and cash equivalents at end of year         $  6,206,205   $  4,260,610
                                                   ===========    ===========
 Supplemental information
  Interest paid                                   $  2,540,677   $  2,667,202
  Taxes paid                                            35,214              -

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


 Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.


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


 Income and Expense Recognition: The Company sells loans on a servicing and servicing-released basis. Gain or loss is recognized upon delivery of the loans to the purchaser. The gain or loss is equal to the difference between the sales price and the carrying amounts of the loans sold. Loan charges revenue consists of various items including commitment fees, underwriting fees and other charges that the customer pays to the Company. These charges, along with certain direct loan origination costs for loans held for sale are deferred until the related loans are sold.


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

 Income Taxes: The Company sells loans on a servicing and servicing-released basis. Gain or loss is recognized upon delivery of the loans to the purchaser. The gain or loss is equal to the difference between the sales price and the carrying amounts of the loans sold. Loan charges revenue consists of various items including commitment fees, underwriting fees and other charges that the customer pays to the Company. These charges, along with certain direct loan origination costs for loans held for sale are deferred until the related loans are sold.


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

                         UNITED FINANCIAL STATEMETNS
                           April 30, 2002 and 2001

 ____________________________________________________________________________


 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
                                                   ===========    ===========

                       UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO FINANCIAL STATEMENTS
                           April 30, 2002 and 2001
 ____________________________________________________________________________


 NOTE 10 - INCOME TAXES (Continued)

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
                                              ===========

                       UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO FINANCIAL STATEMENTS
                           April 30, 2002 and 2001

 ____________________________________________________________________________

 NOTE 11 - COMMITMENTS (Continued)

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



 NOTE 12 - STOCK OPTIONS, WARRANTS AND STOCK PURCHASE PLAN


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

                       UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO FINANCIAL STATEMENTS
                           April 30, 2002 and 2001
 ____________________________________________________________________________

 NOTE 12 - STOCK OPTIONS AND WARRANTS (Continued)

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

                                                                2002
                                                               ------
    Risk-free interest rate                                     4.17%
    Expected option life                                       5 years
    Expected stock price volatility                             46.56%
    Dividend yield                                               N/A
    Weighted average fair value per option granted              1.20

 The following is a summary of stock option activity for the years ended
 April 30:

                                            2002                 2001
                                     -----------------    -----------------
                                              Weighted             Weighted
                                              Average              Average
                                              Exercise             Exercise
                                     Options    Price     Options    Price
                                     -------    -----     -------    -----
  Outstanding at beginning of year   162,500   $ 6.50     162,500   $ 6.50
  Granted                             62,500     1.31           -        -
  Forfeited                           (4,500)    6.50           -        -
                                     -------    -----     -------    -----
  Outstanding at end of year         220,500   $ 5.03     162,500   $ 6.50
                                     =======    =====     =======    =====
  Exercisable at end of year          77,200   $ 6.50      46,500   $ 6.50
                                     =======    =====     =======    =====


 The following is a summary of the exercise prices, the number of outstanding options and the remaining contractual life of the outstanding options:

                               Outstanding                Exercisable
                               -----------                -----------
                                 Average
                                Remaining                   Average
 Exercise                      Contractual                  Exercise
 Prices         Number             Life       Number         Price
 ------         ------             ----       ------         -----
 $1.10          25,000            9.3 yrs        -             -
  1.45          37,500            9.4            -             -
  6.50         158,000            7.9         77,200        $ 6.50


 Outstanding
 At year end  $220,500
               =======

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


 STOCK PURCHASE PLAN

 Additionally, during the fiscal year ended April 30, 2002, the Company purchased 114,000 shares of its common stock at an average cost of $1.65 per share, pursuant to its stock purchase plan. When the Company's stock purchase plan was approved by the Board of Directors, the Board considered, among other things that it was in the Company's best interest to purchase the Company's common stock at a purchase price that was below or equivalent to the Company's book value.


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

       (b) Use of Proceeds - N/A

 Item 11. Executive Compensation


                            UNITED FINANCIAL MORTGAGE CORP.
                             SUMMARY COMPENSATION TABLE

                                 Annual Compensation

                                                                    Other
                                                                    Annual
                                                                 Compensation
                                                                 -----------

 Name and Principal Position   Year       Salary        Bonus      (1)(2)(3)
 ---------------------------   ----       ------        -----      ---------
 Joseph Khoshabe, President    2002      $250,000      $130,000     $10,354
                               2001      $250,000      $157,000     $10,354
                               2000      $250,000         -0-       $10,354

 Steve Y. Khoshabe             2002      $140,000      $120,000     $ 3,739
 Executive Vice President      2001      $140,000         -0-       $ 3,739
                               2000      $ 90,000         -0-       $ 3,739

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

                                    SIGNATURES

       In accordance with the Exchange Act, this Amendment No.1 has been signed below on April 18, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

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