Form 10KSB
period 2003-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 2003-07-29
CIK 916823

============================================================================

                    U.S. SECURITIES AND EXHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-KSB

 (Mark One)
   [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended April 30, 2003
                                      OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the transition period from              to

                         Commission File No. 001-14127

                         UNITED FINANCIAL MORTGAGE CORP.
                 (Name of small business Issuer in its charter)

             Illinois                                        36-3440533
   (State or other jurisdiction of                      (I. R. S. Employer
   incorporation or organization)                       Identification No.)

     815 Commerce Drive, Suite 100                             60523
          Oak Brook, Illinois                               (Zip Code)
 (Address of principal executive offices)

                   Issuer's telephone number: (630) 571-7222
          Securities to be registered under Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
         Common Stock                        American Stock Exchange

         Securities to be registered under Section 12(g) of the Act:
                                     None
                               (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed  by
 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there  is no disclosure  of delinquent filers  in response  to
 Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      State issuers revenues for its most recent fiscal year......$51,291,618

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,274,209 on July 28, 2003.

      (Applicable only to corporate registrants) State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date 3,918,529, net of treasury stock.

    Transitional Small Business Disclosure Form (Check one): Yes [  ]  No [X]

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

 ============================================================================

 ============================================================================

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

 This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

 The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the following:

 * The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

 * The economic impact of the terrorist attacks that occurred on September 11th 2001, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

 * The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, and monetary and financial matters.

 * The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

 * The inability of the Company to obtain new customers and to retain existing customers.

 * The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

 * Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

 * The ability of the Company to develop and maintain secure and reliable electronic systems.

 * The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

 * Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

 * Integration of acquired businesses which may be more difficult or expensive than expected.

 *    The costs, effects and outcomes of existing or future litigation.

 * Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

 * The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

 These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


 Item 1. Description of Business

      United Financial Mortgage Corp. ("the Company") was formed as an Illinois corporation in April of 1986 to engage in the business of mortgage banking. The Company is approved to engage in mortgage banking activities in 36 states. The Company's mortgage banking business principally has focused on retail and wholesale residential mortgage origination activities. The Company is continuing to expand its mortgage servicing activities by retaining servicing on selected loans that it originates. The Company's principal lines of business are conducted through the Retail Origination Division, the Wholesale Origination Division, and the Servicing Division.

      The Company actively participates in the residential mortgage banking market on a national basis. Mortgage banking generally involves the origination or purchase of single-family mortgage loans for sale in the secondary mortgage market. The secondary mortgage market and its evolution have been significantly influenced by two government-sponsored enterprises, Federal National Mortgage Association (commonly referred to as "Fannie Mae") and Federal Home Loan Mortgage Corporation (commonly referred to as "Freddie Mac"), and one government agency, Government National Mortgage Association (commonly referred to as "Ginnie Mae").

      Mortgage originators sell their loans directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities. Similarly, originators can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae. In order to arrange these sales or obtain these guarantees, the originator must underwrite its loans to conform to standards established by Fannie Mae and Freddie Mac or by the Federal Housing Administration in the case of Ginnie Mae. Loans with principal balances exceeding agency guidelines, currently those in excess of $322,900 for single-family mortgage loans (i.e., "jumbo" or "nonconforming loans"), are sold to private investors.

      The loans that the Company originates and expects to service are first mortgages secured by single-family residences (one to four units). In addition the Company may originate, sell, and service loans secured by first mortgages on multi-family residential properties (more than four units).

      The Company's loan production activities generate revenue through (i) origination fees and gains on the sale of loans to broker-dealers and institutional investors, and (ii) interest on mortgage loans held, or "warehoused," from their origination or purchase until their sale to broker-dealers and institutional investors.

      The Company's loan servicing division produces income from loan servicing fees.

      The Company also engages in the brokerage or origination of loans on commercial real estate, including shopping centers, office properties, and other commercial loans. The Company either brokers (e.g., arranges for loan funding from third-party lenders) or funds and services these commercial loans. Commercial loans may be brokered to other financial institutions, in which case, the Company receives a negotiated fee. If the Company originates and services a commercial loan, then revenues are earned based upon the difference between the interest rate paid to the issuer of the credit line and the interest rate paid by the borrower.

 Market Area

      At this time, the Company's primary sources of loan originations are its Wholesale and Retail Divisions. On April 30, 2003, the Company's Retail Division operated twenty (20) full service retail origination offices. At such date, the retail offices were located in seven (7) states. These offices were staffed by approximately 150 employees, including commission-based loan officers. The retail offices are currently located as follows:
 Oak Brook (2), Oak Park, Bensenville (2), Mount Prospect, Park Ridge, Cicero, and Chicago (4), Illinois; Las Vegas, Nevada; Charlotte and Cary, North Carolina; Hamilton, Ohio; Jackson, Mississippi; Little Rock, Arkansas; and Memphis and Nashville, Tennessee. Wholesale origination principally is conducted from the Company's offices in Oak Brook, Illinois; Midvale, Utah; and Fair Oaks, Chatsworth, and Irvine, California.

 The Wholesale Origination Division

      Wholesale loan origination involves the funding by the Company of loans submitted by non-affiliated mortgage brokers("correspondents"). The Company realizes revenues from the sale of such loans to investors for a price greater than the amount paid to the mortgage broker. The timing of the sale of loans to investors and failure to comply with investor underwriting guidelines could result in losses on loan sales. Management believes that substantially all underwriting and related issues generally are resolved with the investor prior to closing. It is management's experience that wholesale loan origination tends to be less profitable on a per loan basis than retail origination, but expansion into the wholesale sector is less costly than retail origination because wholesale origination does not require the establishment and maintenance of costly office space and the related overhead expense. This flexible operating structure enables the Company to quickly enter new markets.

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

 The Retail Origination Division

      Retail loan origination involves the direct solicitation of realtors, builders, and prospective borrowers for the origination of mortgage loans. The Company derives revenues from the premium that is received from the purchaser of the loan. Generally, that premium is shared on a negotiated basis with loan officers and others who procure the loan and assist in the loan origination process.

      The Company's Retail Origination Division solicits loans directly from consumers and through real estate brokers, builders, and other real estate professionals. In developing its retail network, the Company has followed a strategy of establishing offices in areas where its experience indicates strong loan demand. This gives the Company added flexibility to open and close offices as dictated by mortgage demand.

      Establishing a reputation for prompt and responsive customer service is another integral component of the Company's marketing strategies. The Company believes that the ability to process loan applications quickly provides a distinct advantage over its competitors. It is management's experience that the average period between receipt of a loan application and the Company's lending commitment is generally less than 10 days. The Company endeavors to process loans quickly, while maintaining comprehensive underwriting controls through its automated techniques for loan origination, processing, underwriting, and closing. The Company's computer system integrates the Company's loan origination activities to expedite loan processing and enhances its ability to respond to market opportunities.

 Quality Control of Mortgage Origination

      In order to ensure that the Company originates high quality mortgage loans, it has retained the services of a quality control company with an industry-wide reputation to conduct audits of the Company's loan origination activities on a monthly basis. The quality control company audits, pursuant to contractual specifications, the aggregate retail and wholesale loans originated by the Company on a monthly basis. The audit process includes verification of mortgage information, including: employment status, wages/salaries; credit standing; property appraisal; confirmation of the borrower's savings and other assets; and compliance with other applicable underwriting guidelines. The quality control company selects loan files on a random basis and provides the Company a quality control management report at the conclusion of each monthly audit.

 Loan Processing and Underwriting

      In general, loan applications are prepared by Company loan officers and verified by personnel in the Company's Retail Origination Division. Verification procedures may include, among other things, obtaining: (i) written confirmations of the applicant's income and bank deposits, (ii) a formal credit report on the applicant from an unaffiliated credit reporting agency, (iii) a preliminary title report, and (iv) a real estate appraisal. Appraisals for conventional and FHA loans are prepared by third-party, unaffiliated appraisers who are pre-approved based upon their experience, education, and reputation. Completed loan applications are then transmitted to the Company's Underwriting Department or to underwriting sub-contracting companies who provide underwriting services to the Company. The Underwriting Department of the Company and its sub-contractors contain experienced staff who verify the completeness and accuracy of application information and determine its compliance with the Company's underwriting criteria and those of applicable government agencies or other investors.

      Underwriting criteria include loan-to-value ratios, borrower income qualifications, investor requirements, insurance and property appraisal requirements. The Company's underwriting guidelines for FHA, VA, FNMA, and FHLMC loans comply with the written underwriting guidelines of the relevant agency. The Company's underwriting guidelines for "non-conforming" loans are based upon the underwriting standards established by investors to whom such loans are sold. "Non-Conforming" loans generally include loan products that do not comply with the underwriting guidelines of Freddie Mac, Fannie Mae, FHA, or VA. Non-conforming loans generally are underwritten by the Company in accordance with the underwriting guidelines of the applicable investor who purchases the loans.

      Most of the Company's underwriting personnel function independently of the Company's loan origination personnel and do not report to any individual directly involved in the loan origination process. The Company's Internal Quality Control Department reviews the Company's origination activities in order to enhance the ongoing evaluation of the loan processing function, including employees, credit reporting agencies, and independent appraisers. In conducting the reviews, the Quality Control Department reviews the loan applications for compliance with federal and state lending standards, which involves a second verification of employment prior to loan closing, reconfirmation of banking information, and obtaining separate credit reports and property appraisals. The Quality Control Department submits all review results directly to the president of the Company.

      During the year ended April 30, 2003, the Company sold approximately $1,855.3 million in single-family mortgage loans into the secondary market, of which five loans were repurchased, representing less than one-tenth of one percent of the approximately 11,500 loans originated. The Company views loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing reviews by its Quality Control Department.

 Loan Commitments

      Subsequent to underwriting approval but prior to loan funding, the Company issues loan commitments to qualified applicants. Each loan commitment indicates: loan amount, fees, funding conditions, approval expiration dates and interest rates. Commitments providing for "fixed" interest rates beyond sixty (60) days generally are not issued, unless the Company receives an appropriate fee based upon an assessment of the risk associated with a longer commitment period.

      The Company assess the interest rate risk associated with outstanding commitments that the Company has extended to fund loans and the Company hedges the interest rate risk of these commitments based upon a number of factors, including the remaining term of the commitment, the interest rate at which the commitment was provided, current interest rates and interest rate volatility. These factors are monitored on a daily basis, and the Company adjusts hedging on a daily basis as needed. The Company primarily hedges the "held for sale" mortgage loan portfolio and the interest rate risk inherent in the Company's unfunded mortgage commitments through the use of the forward sale commitments. Pursuant to these commitments, the Company enters into commitments with terms of not more than 90 days to sell these loans to Freddie Mac and Fannie Mae.

 Seasonality

      Historically, it has been management's experience that the mortgage loan origination business is generally subject to seasonal trends. These trends reflect the general pattern of sale and resale of homes. In recent years, due to the favorable interest rate environment, management has not experienced these trends. The mortgage servicing business is generally not subject to seasonal trends.

 Competition

      The mortgage banking industry is highly competitive. The Company competes with other financial institutions, such as mortgage banks, state and national banks, savings and loan associations, savings banks, credit unions and insurance companies, mortgage bankers, and mortgage brokers. Some of the Company's competitors have financial resources that are substantially greater than those of the Company, including some competitors that have a significant number of offices in areas where the Company conducts its business. The Company competes principally by offering loans with competitive features, by emphasizing the quality of its service, and by pricing its range of products at competitive rates.

      Information published by the Mortgage Bankers Association of America ("MBA") indicates that although the mortgage business is competitive, it also is fragmented in that no single lender has a significant market share of total origination volume. MBA data indicates that overall mortgage origination volume is shared in varying percentages among commercial banks, savings and loans, and mortgage banking companies. MBA data also indicates that historically, mortgage banks have had an estimated 20% to 30% share of total origination volume. Commercial banks, savings banks, savings and loan associations, and mortgage banking companies service the bulk of residential mortgages. It is management's belief that market share among competitors generally shifts more slowly in servicing than in origination. Management of the Company does not anticipate any significant changes in the market share described above in the near term.

 Regulatory

      The Company's operations are governed by a variety of rules and regulations at the federal, state, and local levels. The Company's mortgage loan production activities are subject to the Truth-in-Lending Act, as amended ("TILA"), and Regulation Z promulgated under TILA. TILA contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel credit transactions, including any refinance mortgage or junior mortgage loan on a consumer's primary residence. The Company believes that it is in substantial compliance in all material respects with TILA.

      The Company also is required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by lenders regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with a name and address of the reporting agency.

      The federal Real Estate Settlement Procedure Act ("RESPA") imposes, among other things, limits on the amount of funds a borrower is required to deposit with the Company in an escrow account for the payment of taxes, insurance premiums, or other charges. The Company has policies, procedures, and systems in place to ensure compliance with RESPA.

      The Company believes that it is in possession of all licenses in those states in which it does business that require such licenses, except where the absence of such licenses is not material to the business and operations of the Company as a whole. Conventional mortgage operations also may be subject to state usury statutes. FHA and VA loans are generally exempt from the effect of such statutes.

 Secondary Market Activities

      The Company sells substantially all of the mortgage loans that it originates or purchases through its mortgage banking operations while retaining the servicing rights to some of the loans. During the years ended April 30, 2003 and 2002, the Company originated or purchased $1,963.8 million and $857.7 million in total mortgage loans, respectively, and sold $1,855.3 million and $857.8 million of mortgage loans, respectively, in the secondary market. Generally, mortgage loans are aggregated into pools and sold or are sold as individual mortgage loans to investors principally at prices established at the time of sale or pursuant to forward sales commitments. Conforming conventional mortgage loans are generally pooled and exchanged pursuant to the purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac, and Ginnie Mae or for Fannie Mae, Freddie Mac, or Ginnie Mae mortgage-backed securities, which are generally sold to investment banking firms. A limited number of mortgage loans are sold to other institutional and non-institutional investors. For the year ended April 30, 2003, approximately 60% of the conforming conventional mortgage loans were exchanged for cash or Fannie Mae and Freddie Mac mortgage-backed securities, which securities were then sold to investment banking firms. The remainder were sold to other institutional and private investors.

      The Company exchanges and sells mortgage loans on a non-recourse basis. In connection with the Company's loan exchanges and sales, the Company makes representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations, and program standards and to the accuracy of the information. If a breach of the representations and warranties made by the Company occurs, the Company typically corrects these flaws. If the flaws cannot be corrected, the Company may be required to take additional actions including the repurchase of any loans that are a subject of the breach. In cases where loans are acquired from a broker or correspondent and there have been material misrepresentations made to the Company, the Company generally has the right to resell the flawed loan back to the broker or correspondent pursuant to the agreement between the Company and the broker or correspondent. Otherwise, the Company is indemnified against loss on these flawed loans by the broker. In addition, the Company relies upon contract underwriters for a portion of its loan production and these underwriters must indemnify the Company against loss for loans, which are eventually determined not to have met investor guidelines.

 Mortgage Loan Servicing Activities

      The Company derives a portion of its revenues from the servicing of mortgage loans for others. For the years ended April 30, 2003 and 2002, the Company realized servicing fee income, net of amortization and subservicing fees, from its mortgage loan servicing operations of $368,336 and $202,127, respectively. Servicing rights arise in connection with mortgage loans originated or purchased and then sold in the secondary market with mortgage servicing rights retained.

      Mortgage loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate mortgage loan payments to investors, accounting for principal and interest payments, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions if there are unremedied defaults, and performing other miscellaneous duties related to loan administration. The Company collects servicing fees from monthly mortgage payments generally ranging from 0.25% (i.e., 25 basis points) to 0.75% (i.e., 75 basis points) of the declining principal balances of the loans per annum. The Company engaged a subservicer for these loans and, as of April 30, 2003, costs the Company approximately $5.75 per loan per month for this service.

      The Company services mortgage loans nationwide. The geographic distribution of the Company's servicing portfolio reflects the national scope of the Company's loan originations. The three largest states, California, Illinois, and Nevada accounted for approximately 96% of the total number of mortgage loans serviced and approximately 97% of the dollar value of the mortgage loans serviced at April 30, 2003. The largest volume by state was California with approximately 72% and 75% of the mortgage loans serviced by number and value, respectively. At April 30, 2003 and 2002, the Company's loan servicing portfolio consisted of $526.2 million and $107.2 million of conventional servicing, respectively.

      There is a prepayment risk related to the value of the Company's mortgage servicing rights if declining interest rates provide borrowers with refinancing opportunities. At April 30, 2003 and 2002, the total value of the mortgage servicing right assets recorded by the Company was $4.7 million and $1.3 million, respectively. For further information, see Note 5 of Notes to the Financial Statements.

      The Company's mortgage servicing portfolio includes servicing for adjustable rate and fixed rate fully amortizing loans. At April 30, 2003, 3.8% of the mortgage servicing rights related to adjustable rate loans, which had a weighted average coupon rate of 4.8%; 1.1% of the mortgage servicing rights related to fixed rate balloon payment loans, which had a weighted average coupon rate of 5.2%; and the remaining 95.1% related to fixed rate fully amortizing loans, which had a weighted average coupon rate of 5.9%. At April 30, 2003, the Company's mortgage servicing portfolio had an aggregate weighted average coupon rate of 5.9%.

      The following table contains information, as of April 30, 2003 and 2002, on the percentage of fixed-rate, single-family mortgage loans being serviced for others by the Company, by interest rate category.

                                         April 30,    April 30,
                                            2003        2002
                                            ----        ----
            Coupon Range                 Percentage of Portfolio
           --------------                -----------------------
           6.00% or under                   68.6%        3.6%
           6.01% - 7.00%                    29.8        72.7
           7.01% - 8.00%                     1.5        19.4
           8.01% - 9.00%                      .1         4.3
                                           -----       -----
             Total                         100.0%      100.0%
                                           =====       =====

      At April 30, 2003, the Company was servicing approximately 3,000 mortgage loans with an aggregate unpaid principal balance of $526.2 million. Of these loans, 0.5% were delinquent and none were in foreclosure. At April 30, 2003, the Company's delinquency rates on loans serviced for Freddie Mac and Fannie Mae were 0.2% and 0.7%.


 Item 2. Description of Property

      The Company's corporate and administrative headquarters are located in leased facilities in Oak Brook, Illinois. These facilities comprise approximately 11,200 square feet of space in a building leased by the Company for a seven-year term at an annual rate of approximately $13.00 to $15.53 per square foot, gross, which lease expires in 2010. In addition, at April 30, 2003, the Company leased an aggregate of approximately 1,146 square feet in Las Vegas, Nevada; 3,679 square feet in Nashville, Tennessee; 1,701 square feet in Memphis, Tennessee; 2,544 square feet in Little Rock, Arkansas; 1,875 square feet in Jackson, Mississippi; 1,574 square feet in Cary, North Carolina; 2,604 square feet in Midvale, Utah; 1,475 square feet in Irvine, California; 3,380 square feet in Chatsworth, California; and 1,572 square feet in Fair Oaks, California. The Company also has several other locations with significantly smaller lease commitments. The aggregate annual lease payments on properties leased by the Company as of April 30, 2003 were $619,472. The Company believes that its present facilities are adequate for its current level of operations. None of the Company's leased facilities are leased from affiliates or related parties of the Company.

      The Company's corporate headquarters are located at 815 Commerce Drive Suite #100, Oak Brook, Illinois 60523 and its telephone number is (630) 571-7222.


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


 Item 5. Market for Common Equity and Related Stockholder Matters.

      Market Information

      The Company's Common Stock began trading on the American Stock Exchange("AMEX") on September 9, 2002. The Company's Common Stock is traded on AMEX under the symbol UFM. The Company's Common Stock had listed trading privileges on the Chicago Stock Exchange ("CSX") from May 27, 1998 to September 8, 2002. The Company's Common Stock was traded on CSX under the symbol UFM.

      Holders.   As  of July  29,  2003,  the Company  estimates  there  were approximately 650 holders of record of the shares.

      Dividends. The Company has never declared or paid a dividend on its Common Stock, and management expects that a substantial portion of the Company's earnings, if any, for the foreseeable future will be used to expand loan origination and servicing capabilities. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements, financial condition, and other relevant factors such as loan covenants or other contractual obligations.

      Stock Price. The table below sets forth the high and low sales price, as reported by AMEX or CSX, as applicable, of the Company's Common Stock during the periods indicated.

           Year Ended April 30          High    Low
           -------------------          ----    ---
           2003
           ----
             First Quarter           $  2.75  $ 2.00
             Second Quarter             3.05    2.00
             Third Quarter              5.15    2.65
             Fourth Quarter             5.10    3.93

           2002
           ----
             First Quarter           $  1.50  $ 1.00
             Second Quarter             2.00    1.10
             Third Quarter              3.00    1.75
             Fourth Quarter             3.45    2.55


 Item 6. Selected Financial Data

      The Company is providing the following information to aid you in your analysis of the Company. The financial information provided below was derived from the audited consolidated financial statements of the Company. The information is only a summary and you should read it in conjunction with historical financial statements and related notes and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" appearing in Item 7 below.


 Summary Financial and Other Data

                                                       At April 30,
                                                2003       2002       2001
                                              --------   --------   --------
                                  (Dollars in thousands, except per share data)
 Balance Sheet Data:
   Total assets                              $ 170,950  $  61,965  $  60,387
   Cash and cash equivalents                     7,913      6,206      4,261
   Loans held for sale                         154,735     51,417     52,719
   Warehouse lines of credit                   151,473     50,210     51,052
   Stockholders' equity                         12,880      8,298      7,430
   Shares outstanding, net of treasury stock     3,919      3,945      4,060
   Book value per share                           3.29       2.10       1.83

 Other Data:
   Number of:
     Retail branch offices                          21         12         10
     Wholesale branch offices                        6          5          4
     Full-time equivalent employees                300        200        150
   Available warehouse lines of credit       $ 187,000  $ 100,000  $  85,000


 Summary of Operations
                                              For the Years Ended April 30,
                                                2003       2002       2001
                                              --------   --------   --------
                                          (In thousands, except per share data)
 Operations Data:
   Revenues                                  $  51,292  $  22,607  $  14,941
   Expenses                                     43,461     20,304     13,901
                                              --------   --------   --------
   Earnings before income taxes                  7,831      2,303      1,040
   Income taxes                                  3,221      1,207        172
                                              --------   --------   --------
   Net income before cumulative effect of
     of change in accounting principle           4,610      1,096        868

   Cumulative effect of change in
     accounting principle net of tax                87          -          -
                                              --------   --------   --------

   Net income                                    4,697      1,096        868

   Preferred stock dividends                        39         39          -
                                              --------   --------   --------
   Net income available to
     common stockholders                     $   4,658  $   1,057  $     868
                                              ========   ========   ========
   Per Share Data :
   Basic earnings per common share           $    1.18  $    0.26  $     .21
   Diluted earnings per common share         $    1.16  $    0.26  $     .21
   Weighted average number of shares
     outstanding (basic)                         3,933      3,992      4,069
   Weighted average number of shares
     outstanding (diluted)                       4,013      4,003      4,069

   Mortgage Servicing Data:
   Mortgage loans serviced for others        $ 526,166  $ 107,176  $  33,902
   Capitalized value of mortgage
     servicing rights                            4,735      1,340        592



 Item 7. Management's Discussion and Analysis of Operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 The following discussion provides additional information regarding the operations and financial condition of the Company for the two fiscal years ended April 30, 2003 and 2002. This discussion should be read in conjunction with the "Selected Financial Data," the financial statements of the Company, and the accompanying notes thereto.

 Critical Accounting Estimates

      Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting estimates or methods used in the preparation of financial statements.

      Mortgage Loans Held for Sale - Mortgage loans held for sale represent mortgage loans originated and held pending sale to permanent investors. The mortgages are carried at lower of cost or market as determined by market prices and yields in normal market outlets used by the Company. Gains or losses on such sales are recognized at the time legal title transfers to the investor and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.

      Mortgage Servicing Rights - The Company recognizes as separate assets the rights to service mortgage loans for others. Mortgage servicing rights that are retained when mortgage loans are sold are recorded by allocating the previous carrying amount of the sold loan between the servicing rights retained and the loans that are sold. This allocation is based upon the relative fair values of the mortgage servicing rights and the loans sold. Because it is retained as an asset, the amount allocated to mortgage servicing rights will have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

      The mortgage servicing rights asset is amortized over the projected period of, and in proportion to, the estimated amount of net servicing income. Amortization of the servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans.

      Each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights assets. The amount by which the carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the carrying amount of the mortgage servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in recorded earnings.

      Judgments and assumptions that are most critical to the application of this accounting policy are the appropriate risk-weighted discount rates used to determine the present value of estimated net future cash flows, prepayment speeds that will determine the amount and period of servicing revenue that is expected to be earned, estimated costs to service the loans, and estimated interest earned on amounts collected for real estate tax and property insurance premiums that are held in escrow until payment is due. These assumptions are based upon actual performance of the underlying loans and the general market consensus regarding changes in mortgage and other interest rates. For example, declining mortgage interest rates typically result in accelerated mortgage prepayments, which tend to shorten the life and reduce the value of the servicing rights asset.

      If different assumptions and conditions were to prevail, materially different amortization and valuation allowances than those that were recorded may be required. Since, as described above, so many factors can affect the value of mortgage servicing rights, it is difficult to predict, with any degree of certainty, the effect on income if different conditions or assumptions were to prevail.

      Derivative Financial Instruments - The Company's mortgage-committed pipeline includes interest rate lock commitments that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the Company classifies and accounts for the interest rate lock commitments as free-standing derivatives. At the time of the interest rate lock commitment, no gain or loss is recognized. Subsequent changes in fair value are recorded in earnings. Fair value is determined based on the effect that changes in market interest rates subsequent to the commitment date have on the value of the related loans. The fair value of interest rate lock commitments is included with loans held for sale, and changes in fair value are included in the net gain on sale of loans. The Company uses other derivative instrument, including mortgage forward delivery contracts to economically hedge the interest rate lock commitments, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

 Results of Operations

      Fiscal Years Ended April 30, 2002  and April 30, 2003

      Gain on sale of loans increased from $18,720,136 for the fiscal year ended April 30, 2002 to $45,316,255 for the fiscal year ended April 30, 2003. This increase was attributable to the increase in loan sales from $857.8 million in 2002 to $1,855.3 million in 2003. This increase was due to the increase in loan originations, from $857.7 million for the fiscal year ended April 30, 2002 as compared to $1,963.8 million for the fiscal year ended April 30, 2003.

      Loan servicing income increased by $166,209, or 82.2%, as a result of the increase in loans serviced. The loan servicing portfolio increased by $419.0 million, from $107.2 million at April 30, 2002 to $526.2 million at April 30, 2003.

      The fiscal year ended April 30, 2003 was a period of significant growth for the Company. Loan volume and revenues increased substantially from year to year. In fact, both revenue and loan volume were at record highs in the year ended April 30, 2003. The primary reasons for the increase in revenue and loan volume were the opening of several new branch office locations in fiscal 2003 set against a backdrop of a favorable interest rate environment.

      Interest income increased from $3,685,011 for the twelve months ended April 30, 2002 to $5,449,380 for the twelve months ended April 30, 2003. This increase was attributable to an increase in overall loan originations.

      Salary and commissions expenses increased from $13,002,563 for the twelve months ended April 30, 2002 to $34,736,981 for the twelve months ended April 30, 2003. The increase was attributed to three main factors: increased volume of loans sold, continued investment in the expansion of the Company's sales organization, and the increasing cost of commissions paid on wholesale loan originations.

      Selling and administrative expenses increased from $4,804,329 for the twelve months ended April 30, 2002 to $5,866,086 for the twelve months ended April 30, 2003. This increase was due to the expansion of the sales effort and volume of loan originations and sales.

      Depreciation expense increased from $135,025 for the twelve months ended April 30, 2002 to $171,545 for the twelve months ended April 30, 2003. This increase principally resulted from two main factors: the opening of several new branch offices in the fiscal year and the technology investments made during previous fiscal years. This investment is in line with the
 Company's  strategy   of   technological  advancement   and   infrastructure
 improvements.

      Interest expense increased from $2,362,696 for the twelve months ended April 30, 2002 to $2,686,621 for the twelve months ended April 30, 2003. This increase was the result of an increase in overall loan originations and the average balance of notes payable on the warehouse lines of credit, which was offset by the continued decline in interest rates paid on these notes.

      Income taxes increased from $1,207,388 for the fiscal year ended April 30, 2002 to $3,221,090 for the fiscal year ended April 30, 2003. This increase in taxes was the result of an increase in taxable income.

 Liquidity and Capital Resources

      During the twelve months ended April 30, 2002 and April 30, 2003, net cash from operating activities was $3,118,321 and $(98,233,015), respectively. Net cash from operating activities decreased from year to year largely due to the amount of mortgage loans held for sale at April 30, 2003, the gain on sale of loans and the change in mortgage servicing rights from period to period.

      Net cash from investing activities decreased from $(117,867) for the fiscal year ended April 30, 2002 to $(1,189,973) for the fiscal year ended April 30, 2003. The change from 2002 to 2003 was largely attributable to the net change in the purchase of leasehold improvements and equipment and restricted cash.

      Cash flow from financing activities for the fiscal years 2002 and  2003
 was  $(1,054,859)  and  $101,130,207  respectively.   This  change  resulted
 largely from the fluctuation in warehouse lines of credit.

      The net cash flow from operating, financing, and investing activities was $1,945,595 for the fiscal year ended April 30, 2002 and $1,707,219 for the fiscal year ended April 30, 2003.

      Capital expenditures for the year ended April 30, 2003 were approximately $466,000, principally in expansion of sales organization facilities and to a lesser extent in technology. The Company believes that it will continue to make investments in technology in the future to enhance and maintain its product and service offerings.

      Cash flow requirements depend on the level and timing of the Company's activities in loan origination in relation to the timing of the sale of such loans. In addition, the Company requires cash flow for the payment of operating expenses, interest expense, and capital expenditures. Currently, the Company's primary sources of funding are borrowings under warehouse lines of credit, proceeds from the sale of loans in the secondary market, and internally generated funds.

      During the past twelve months, the Company has continued to pursue its strategy of servicing mortgage loans. In order to engage in this business, the Company has retained the servicing rights on certain loans that the Company originates. Such retention has resulted in some reduction in short-term cash flow available to the Company. The Company has employed capital to finance the retention of servicing rights. This capital principally would have been expended to pay the costs associated with loan origination, such as loan officer compensation, broker commissions, and miscellaneous overhead expenses. However, the retention of servicing rights creates an asset on the Company's balance sheet and creates future cash flow streams.

      The Company analyzes the mortgage servicing rights for impairment on a quarterly basis. This process includes stratifying the loan servicing portfolio by interest rate and then stratifying the loans by term and origination date. The impairment charges incurred during the year ended April 30, 2003 were a result of this process and the continued market decline in the values of Mortgage Servicing rights at the end of 2002 and thru the beginning of 2003.

      Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis.

      The Company's sources of cash flow include cash from gains on sale of mortgage loans, net interest income, servicing fees, and borrowings. The Company sells its mortgage loans generally on a monthly basis to generate cash for operations. The Company's uses of cash in the short term include the funding of mortgage loan purchases and originations and purchases of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes, and capital expenditures.

      The Company funds its business through the use of warehouse lines of credit. As of April 30, 2003, the warehouse lines of credit have a limit of $187 million. Borrowing pursuant to the warehouse lines of credit totaled $151.5 million at April 30, 2003 and $50.2 million at April 30, 2002. The interest rates on the warehouse lines of credit vary and result in a weighted average rate of 2.9% at April 30, 2003 and 3.4% at April 30, 2002. The warehouse lines of credit are payable on demand. The terms of the warehouse lines of credit impose certain limitations on the operations of the Company.

      The Company generally grants commitments to fund mortgage loans for up to 90 days at a specified term and either a fixed interest rate (commonly known as a rate lock commitment) or at a floating rate. At April 30, 2003, the Company had $174.8 million of approved rate lock commitments. Because these commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. In addition, the Company had forward contracts of $173.2 million. Combined, derivatives such as forward contracts and rate lock commitments are used to manage interest rate risk on loan commitments and loans held for sale.

      The Company is subject to various capital requirements in connection with seller/servicer agreements that the Company has entered into with secondary market investors. As of April 30, 2003 and 2002, the Company's actual capital amounts of $12,880,050 and $8,297,563 were well in excess of the required amounts.

 Current Developments

      On May 6, 2003, the Company acquired Portland Mortgage Company ("PMC"). PMC was a privately held mortgage banker that operated six branches in Oregon and southwest Washington. PMC engages in both wholesale and retail residential lending. The Company believes that PMC will be a valuable addition to the Company's expansion efforts. The acquisition will be non-dilutive and accretive to the Company's earnings.

 Industry Trends

      The Company believes that the industry will continue to offer broader and more diversified product offerings and that technology will play an increasing part in real estate transactions. This includes expanded use of Internet capabilities, which the Company will continue to aggressively pursue.

      The Company's business base principally is concentrated in the Midwest and Western United States. As such, the Company may be subject to the effects of economic conditions and real estate markets specific to such locales.

 Inflation and Seasonality

      The Company believes that the effect of inflation, other than its potential effect on market interest rates, has been insignificant thus far. Due to technological and infrastructure advancements, an increase in the Company's servicing portfolio, and the opening of additional branches, the Company hopes to continue to minimize seasonality fluctuations.


 Item 8.  Financial Statements


                       UNITED FINANCIAL MORTGAGE CORP.

                             FINANCIAL STATEMENTS
                           April 30, 2003 and 2002


                              TABLE OF CONTENTS


 REPORT OF INDEPENDENT AUDITORS..............................  17


 FINANCIAL STATEMENTS

   BALANCE SHEETS ...........................................  18

   STATEMENTS OF INCOME .....................................  19

   STATEMENTS OF STOCKHOLDERS' EQUITY .......................  20

   STATEMENTS OF CASH FLOWS .................................  21

   NOTES TO FINANCIAL STATEMENTS ............................ 22-35

                        REPORT OF INDEPENDENT AUDITORS



 Board of Directors and Stockholders
 United Financial Mortgage Corp.
 Oak Brook, Illinois


 We have audited the accompanying balance sheets of United Financial Mortgage Corp. as of April 30, 2003 and 2002, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Financial Mortgage Corp. at April 30, 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

 As discussed in Note 1 to the consolidated financial statements, on May 1, 2002, the Company adopted new accounting guidance on derivative instruments.


                                    Crowe Chizek and Company LLC

 Oak Brook, Illinois
 July 11, 2003

                       UNITED FINANCIAL MORTGAGE CORP.
                                BALANCE SHEETS
                           April 30, 2003 and 2002

 ----------------------------------------------------------------------------

                                                     2003             2002
                                                 -----------      -----------
 ASSETS
   Cash and due from other financial
     institutions                               $  1,541,445     $  1,794,254
   Interest-bearing deposits in other
     financial institutions                        6,371,979        4,411,951
                                                 -----------      -----------
      Total cash and cash equivalents              7,913,424        6,206,205

   Restricted cash                                   745,039                -
   Certificates of deposit                         1,227,451        1,221,835
   Loans held for sale                           154,734,980       51,417,233
   Notes receivable - related parties                 53,984           80,647
   Mortgage servicing rights, net                  4,735,490        1,339,698
   Leasehold improvements and equipment, net         592,516          298,080
   Prepaid expenses and other assets                 947,475        1,401,634
                                                 -----------      -----------
      Total assets                              $170,950,359     $ 61,965,332
                                                 ===========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
   Warehouse lines of credit                    $151,473,234     $ 50,209,562
   Note payable                                      350,000          369,836
   Accrued expenses and other liabilities          6,247,075        3,088,371
                                                 -----------      -----------
      Total liabilities                          158,070,309       53,667,769

 Stockholders' equity
 Preferred stock,  5,000,000  authorized, no
   par value, Series A redeemable shares, 63
   issued and outstanding at April 30, 2003
   and 2002 (aggregate liquidation preference
   of $315,000)                                      315,000          315,000
 Common stock, no par value, 20,000,000 shares
   authorized, 4,095,229 shares issued at
   April 30, 2003 and 4,095,029 shares issued
   at April 30, 2002                               6,634,403        6,633,903
 Retained earnings                                 6,252,237        1,594,621
 Treasury stock, 176,700 shares at April 30,
   2003 and 149,580 shares at April 30, 2002,
   at cost                                          (321,590)        (245,961)
                                                 -----------      -----------
      Total stockholders' equity                  12,880,050        8,297,563
                                                 -----------      -----------
   Total liabilities and stockholders' equity   $170,950,359     $ 61,965,332
                                                 ===========      ===========

 ----------------------------------------------------------------------------

               See accompanying notes to financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                             STATEMENTS OF INCOME
                     Years ended April 30, 2003 and 2002

 ----------------------------------------------------------------------------

                                                     2003             2002
                                                 -----------      -----------
 Revenues
   Gain on sale of loans, net                   $ 45,316,255     $ 18,720,136
   Loan servicing income, net                        368,336          202,127
   Interest income                                 5,449,380        3,685,011
   Other income                                      157,647                -
                                                 -----------      -----------
      Total revenues                              51,291,618       22,607,274

 Expenses
   Salaries and commissions                       34,736,981       13,002,563
   Selling and administrative                      5,866,086        4,804,329
   Interest expense                                2,686,621        2,362,696
   Depreciation                                      171,545          135,025
                                                 -----------      -----------
      Total expenses                              43,461,233       20,304,613

 Income before income taxes
   and cumulative effect of change
   in accounting principle                         7,830,385        2,302,661

 Income taxes                                      3,221,090        1,207,388
                                                 -----------      -----------
 Income before cumulative effect
   of change in accounting principle               4,609,295        1,095,273

 Cumulative effect of change in
   accounting principle, net of tax                   86,821                -
                                                 -----------      -----------
 Net income                                        4,696,116        1,095,273

 Preferred stock dividends                            38,500           38,500
                                                 -----------      -----------
 Net income for common stockholders             $  4,657,616     $  1,056,773
                                                 ===========      ===========
 Basic earnings per common share
   before cumulative effect of change
   in accounting principle                      $       1.16     $        .26

 Per share cumulative effect of a
   change in accounting principle                        .02                -
                                                 -----------      -----------
 Basic earnings per common share                $       1.18     $        .26
                                                 ===========      ===========
 Diluted earnings per common share
   before cumulative effect of change
   in accounting principle                      $       1.14     $        .26

 Per share cumulative effect of a
   change in accounting principle                        .02                -
                                                 -----------      -----------
 Diluted earnings per common share              $       1.16     $        .26
                                                 ===========      ===========

 ----------------------------------------------------------------------------

               See accompanying notes to financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended April 30, 2003 and 2002

 --------------------------------------------------------------------------------------------

                               Preferred      Common      Retained     Treasury
                                 Stock         Stock      Earnings       Stock        Total
                               ---------    ----------   ----------    --------    ----------
 Balance, May 1, 2001         $  315,000   $ 6,633,903  $   537,848  $  (56,647)  $ 7,430,104

 Net income                            -             -    1,095,273           -     1,095,273

 Preferred stock dividends             -             -      (38,500)          -       (38,500)

 Purchase of 114,500 shares of
   treasury stock                      -             -            -    (189,314)     (189,314)
                               ---------    ----------   ----------    --------    ----------

 Balance, April 30, 2002         315,000     6,633,903    1,594,621    (245,961)    8,297,563

 Net income                            -             -    4,696,116           -     4,696,116

 Preferred stock dividend              -             -      (38,500)          -       (38,500)

 Purchase of  27,800 shares
   of treasury stock                   -             -            -     (77,329)      (77,329)

 Issuance of 680 treasury shares       -             -            -       1,700         1,700

 Exercise of 200 options               -           500            -           -           500
                               ---------    ----------   ----------    --------    ----------

 Balance, April 30, 2003      $  315,000   $ 6,634,403  $ 6,252,237   $(321,590)  $12,880,050
                               =========    ==========   ==========    ========    ==========

 --------------------------------------------------------------------------------------------

                   See accompanying notes to financial statements.


                       UNITED FINANCIAL MORTGAGE CORP.
                           STATEMENTS OF CASH FLOWS
                      Years ended April 30, 2003 and 2002

 ----------------------------------------------------------------------------

                                                      2003           2002
                                                  ------------   ------------
 Cash flows from operating activities
  Net income                                     $   4,696,116  $   1,095,273
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation                                       171,545        135,025
    Amortization of mortgage servicing rights          715,955        253,092
    Impairment of mortgage servicing rights          1,060,111              -
    Cumulative effect of a change in
      accounting principle                             (86,821)             -
    Gain on sales of loans                         (45,316,255)   (18,720,136)
    Origination of mortgage loans
      held for sale                             (1,963,800,825)  (857,700,421)
    Proceeds from sale of mortgage loans
      held for sale                              1,900,627,475    876,539,326
    Change in prepaid expenses and
      other assets                                     454,159       (203,478)
    Change in accrued expenses and
      other liabilities                              3,245,525      1,719,640
                                                  ------------   ------------
      Net cash from operating activities           (98,233,015)     3,118,321

 Cash flows from investing activities
  Net change in certificates of deposit                 (5,616)        11,278
  Purchase of leasehold improvements
    and equipment, net                                (465,981)      (119,998)
  Changes in note receivable and
    related parties, net                                26,663         (9,147)
  Restricted cash                                     (745,039)             -
                                                  ------------   ------------
    Net cash from investing activities              (1,189,973)      (117,867)

 Cash flows from financing activities
  Purchase of treasury stock, net                      (75,629)      (189,314)
  Issuance of common stock                                 500              -
  Changes in warehouse lines of credit, net        101,263,672       (842,836)
  Repayment of note payable                            (19,836)       (22,709)
  Preferred stock dividend                             (38,500)             -
                                                  ------------   ------------
    Net cash from financing activities             101,130,207     (1,054,859)
                                                  ------------   ------------
 Increase in cash and cash equivalents               1,707,219      1,945,595

 Cash and cash equivalents at beginning of year      6,206,205      4,260,610
                                                  ------------   ------------
 Cash and cash equivalents at end of year        $   7,913,424  $   6,206,205
                                                  ============   ============
 Supplemental information
   Interest paid                                 $   2,619,935  $   2,540,677
   Taxes paid                                        1,141,511         35,214


 ----------------------------------------------------------------------------
                   See accompanying notes to financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO FINANCIAL STATEMENTS
                           April 30, 2003 and 2002

 ----------------------------------------------------------------------------

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business: United Financial Mortgage Corp. ("UFMC" or "the Company") is an Illinois corporation engaged in the residential mortgage banking business. The Company is approved to engage in mortgage banking activities in the states of Alabama, Alaska, Arkansas, California, Colorado, Connecticut, Florida, Hawaii, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, U.S. Virgin Islands, Utah, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. The Company is an approved mortgagee by the Department of Housing and Urban Development and is qualified to originate mortgage loans insured by the Federal Housing Administration as well as service for Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's mortgage banking operations are considered by management to be aggregated in one reportable operating segment.

 Use of Estimates: Accounting principles generally accepted in the United States of America require management to make estimates and assumptions in preparing financial statements that affect the amounts reported and disclosed. These estimates and assumptions may change in the future, and future results could differ from these estimates. Areas involving the use of management's estimates and assumptions, which are susceptible to change in the near term, include the valuation of loans held for sale, mortgage servicing rights, and derivatives.

 Cash and Cash  Equivalents:   Cash and  cash equivalents  include both  non-
 interest-bearing  and   interest-bearing  deposits   with  other   financial
 institutions with original maturities of three months or less.

 Restricted Cash: The Company is required to maintain cash balances with its warehouse banks under the terms of the warehouse credit facility and the gross amount is presented in the financial statements.

 Concentration of  Credit  Risk:   The  Company maintains  cash  balances  at
 several financial institutions in excess of the insurance limits provided by the Federal Deposit Insurance Corporation.

 Loans Held for Sale and Related Derivatives: Balances include deferred origination fees and costs and are stated at the lower of cost or market value in the aggregate. The market value of mortgage loans held for sale is based on market prices and yields at period end in normal market outlets used by the Company.

 The Company enters into derivatives that include forward contracts to deliver loans and mortgage-backed securities. Forward contracts are used to manage interest rate risk on loans held for sale and the pipeline of loans in process. The loans held for sale are generally sold into the forward contracts. Under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), forward contracts are carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as effective hedges. The fair value of derivatives is included with the balance of loans held for sale. Changes in the fair value of derivatives and the offsetting change in fair value of hedged loans held for sale is included in gain on sale of loans in the statements of income.

 The pipeline of loans in process includes commitments to make loans at specific interest rates (rate lock commitments). The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board
 (FASB) issued guidance on mortgage loan rate lock commitments to borrowers. The guidance categorizes rate lock commitments intended for sale as derivatives and was effective May 1, 2002. On May 1, 2002, the Company began recording the fair value of rate lock commitments as derivatives and, depending on the amount and attributes of derivatives held at the time, the resulting fair value adjustments could offset the fair value adjustments on forward commitments. At the time of interest rate lock commitment, no gain or loss is recognized. Subsequent changes in fair value are recorded in earnings. Fair value is determined based on the effect that change in market interest rates subsequent to the commitment date have on the value of the related loan. The fair value of rate lock commitments is included with loans held for sale, and changes in fair value are included in the net gain on sale of loans.

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

 Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. The impairment charges incurred during the period ended April 30, 2003 were a result of this process and the continued decline in values at the end of 2002 and beginning of 2003.

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

 Income and Expense Recognition: The Company sells loans on both a servicing retained and servicing-released basis. Gain or loss is recognized upon delivery of the loans to the purchaser. The gain or loss is equal to the difference between the sales price and the carrying amounts of the loans sold. Loan revenue consists of various items including commitment fees, underwriting fees, and other charges that the customer pays to the Company. These charges along with certain direct loan origination costs for loans held for sale are deferred until the related loans are sold.

 Salaries and commissions related to the origination of loans held for sale are disclosed as a separate line item on the statements of income.

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

 Earnings Per Common Share: Basic earnings per common share is net income, less preferred stock dividends, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and warrants.

 Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income for common stockholders, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income for common stockholders and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Certain adjustments were made to the pro forma calculations in prior years to be consistent with the current year presentation.

                                                        2003          2002
                                                     ----------    ----------
   Net income for common stockholders, as reported  $ 4,657,616   $ 1,056,773
   Deduct:  Stock-based compensation expense
     determined under fair value based method           107,212        33,340
                                                     ----------    ----------
   Pro forma net income for common stockholders     $ 4,550,404   $ 1,023,433
                                                     ==========    ==========

   Basic earnings per share as reported                    1.18           .26
   Pro forma basic earnings per share                      1.16           .26

   Diluted earnings per share as reported                  1.16           .26
   Pro forma diluted earnings per share                    1.13           .26


 The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                        2003          2002
                                                     ----------    ----------
      Risk-free interest rate                              3.00%         4.17%
      Expected option life                              5 years       5 years
      Expected stock price volatility                     72.61%       146.56%
      Dividend yield                                        N/A           N/A
      Weighted average fair value per option granted    $  1.66       $  1.20


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

 Significant decreases in interest rates may enable more potential borrowers to qualify for a mortgage loan, resulting in higher income related to the loan originations. However, significant decreases in interest rates may result in higher than anticipated loan prepayment activity and therefore reduce the value of the loan servicing portfolio.

 New Accounting Pronouncements: The FASB recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative
 Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equities, both of which generally become effective in the quarter beginning August 1, 2003. Management determined that adopting the new standards will not materially affect the Company's operating results or financial condition.

 Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation.


 NOTE 2 - CASH AND CASH EQUIVALENTS

 Cash and cash equivalents consist of the following at year end:


                                                        2003          2002
                                                     ----------    ----------
      West Suburban Bank                            $ 4,151,439   $ 2,232,408
      National City Bank of Kentucky                  1,319,496     1,056,429
      Austin Bank of Chicago                          1,076,246     1,064,317
      Bank One                                        1,329,650     1,815,794
      Other                                              36,593        37,257
                                                     ----------    ----------
                                                    $ 7,913,424   $ 6,206,205
                                                     ==========    ==========


 NOTE 3 - RESTRICTED CASH

 Restricted cash consists of the following at April 30, 2003:


      Countrywide                         $ 194,452
      National City Bank of Kentucky        250,000
      Bank One                              300,587
                                           --------
                                          $ 745,039
                                           ========


 NOTE 4 - CERTIFICATES OF DEPOSIT

 Certificates of deposit consist of the following at year end:

                                                      2003           2002
                                                  -----------    -----------
   Austin Bank of Chicago                        $  1,227,451   $    801,835
   West Suburban Bank                                       -        420,000
                                                  -----------    -----------
                                                 $  1,227,451   $  1,221,835
                                                  ===========    ===========


 NOTE 5 - MORTGAGE LOANS SOLD AND SERVICED

 The following summarizes mortgage loans sold for each year:

                                                      2003           2002
                                                 -------------   ------------
   Activity during the year:
     Loans originated for resale, net of
       principal paydowns                       $1,963,800,825  $ 857,700,421
     Proceeds from sales of loans held for sale  1,900,627,475    876,539,326
     Net gains on sales of loans held for sale      45,316,255     18,720,136
     Loan servicing fees, net                          368,336        202,127


                                                      2003           2002
                                                 -------------   ------------
   Balance at year end:
     Loans held for sale                        $  154,734,980  $  51,417,233
     Less:  Allowance to adjust to lower
       of cost or market                                 -                  -
                                                 -------------   ------------
       Loans held for sale, net                 $  154,734,980  $  51,417,233
                                                 =============   ============

 The Company performs servicing activities through what is referred to as a Sub-Servicer arrangement with Countrywide Home Loans Servicing LP, a Texas Limited Partnership doing business as Landsafe Servicing. Landsafe Servicing collects the monthly principal and interest payments and performs the escrow services for the investor on behalf of the Company. The Company's servicing portfolio for outside parties was as follows at April 30, 2003:

                                                  2003
                                              ------------
   Mortgage loan portfolios serviced for:
      FHLMC                                  $ 333,993,946
      FNMA                                     190,986,838
      IHDA                                       1,184,796
                                              ------------
                                             $ 526,165,580
                                              ============

 These loans are owned by outside parties and are not included in the assets of the Company.

 Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows:

                                                      2003           2002
                                                  -----------    -----------
      Servicing rights:
        Beginning of year                        $  1,508,724   $    591,593
        Additions                                   5,171,858      1,001,197
        Amortized to expense                         (715,955)       (84,066)
                                                  -----------    -----------
           End of year                           $  5,964,627   $  1,508,724
                                                  ===========    ===========
      Valuation allowance:
        Beginning of year                        $   (169,026)  $          -
        Additions expensed                         (1,060,111)      (169,026)
                                                  -----------    -----------
           End of year                           $ (1,229,137)  $   (169,026)
                                                  ===========    ===========


 NOTE 6 - LEASEHOLD IMPROVEMENTS AND EQUIPMENT

 At year end, premises and equipment consisted of the following:

                                                      2003           2002
                                                  -----------    -----------
   Furniture and fixtures                        $    502,894   $    277,923
   Office equipment                                   867,207        626,197
                                                  -----------    -----------
                                                    1,370,101        904,120
   Accumulated depreciation                          (777,585)      (606,040)
                                                  -----------    -----------
                                                 $    592,516   $    298,080
                                                  ===========    ===========


 NOTE 7 - WAREHOUSE LINES OF CREDIT

 The Company funds mortgage loan activity using various warehouse lines of credit, which are secured by the mortgage loans funded by the lines.

 Amounts outstanding under the various credit facilities consist of the following:

                                                        2003         2002
                                                     -----------  -----------
   $23  million mortgage  warehouse credit facility
   at  a commercial  bank;  interest at  the 30-day
   LIBOR plus 160  basis points; expires October 1,
   2003; interest rate was 2.90% at period end.     $ 16,439,082 $  3,054,590

   $2 million mortgage warehouse credit facility at
   a commercial bank;  interest at the 30-day LIBOR
   plus 160 basis  points; expires October 1, 2003;
   interest rate was 2.90% at period end.                160,100    1,246,162

   $25  million mortgage  warehouse credit facility
   at  a commercial  bank;  interest at  the 30-day
   LIBOR plus  140 basis  points; expires September
   1, 2003; interest rate was 2.76% at period end.    24,338,124   15,995,219

   $25  million mortgage  warehouse credit facility
   at  a commercial  bank;  interest at the  30-day
   LIBOR plus  140 basis points; expires August 31,
   2003;  interest rate  was  2.76% at  period end.
   This  facility   was  temporarily  increased  on
   September 16, 2002 to $35 million until June 16,
   2003                                               34,923,229   22,512,156

   $25  million mortgage  warehouse credit facility
   at a  commercial bank; interest  rate at the 30-
   day LIBOR  plus a rate depending  on the type of
   loan  funded; expires  August 27, 2003; weighted
   average interest  rate was 2.88%  at period end.
   This  facility   was  temporarily  increased  on
   October 1,  2002 to $60  million until March 14,
   2003.   On  March  15, 2003,  this  facility was
   temporarily increased  to $80 million until June
   13, 2003                                           73,562,560    7,401,435

   $2 million mortgage warehouse credit facility at
   a commercial  bank; interest rate  is a function
   of  the loan  funded; weighted  average interest
   rate was 4.29% at period end.                       1,295,655            -

   $20  million mortgage  warehouse credit facility
   at  a commercial  entity;  interest is  a margin
   based  on  underlying collateral  over the  one-
   month  LIBOR; expiring April 15, 2004;  weighted
   average  interest  rate was  2.86%  at April 30,
   2003.                                                 754,484            -
                                                     -----------  -----------
                                                    $151,473,234 $ 50,209,562
                                                     ===========  ===========


 NOTE 8 - NOTE PAYABLE

 The Company has a short-term note at 3.8% interest secured by a certificate of deposit in the amount of $420,000, which expires August 16, 2003. The balance outstanding was $350,000 and $369,836 at April 30, 2003 and 2002, respectively.


 NOTE 9 - RELATED PARTY TRANSACTIONS

 In the normal course of business, the Company makes loans to employees other than officers and directors. These loans were $53,984 and $80,647 at April 30, 2003 and 2002, respectively.

 The Company has entered into a compensation agreement with Fidelity Capital Markets, Inc. (Fidelity) of which a member of the Board of Directors for the Company is a principal. The agreement provides for Fidelity to receive as compensation 10% of net revenues earned by any mortgage banking or other opportunity introduced by Fidelity to the Company. To date, the Company has entered into one mortgage banking transaction with a person introduced to the Company by Fidelity.


 NOTE 10 - EMPLOYEE BENEFIT PLAN

 The Company sponsors a 401(k) defined contribution profit sharing plan, which covers substantially all employees that have attained the age of 18. Employee contributions are limited to the maximum contributions allowed by the IRS. The plan allows for Company matching contributions of up to 15% of employee compensation. There was no employer matching contribution in the 2003 or 2002 fiscal years by the Company.


 NOTE 11 - INCOME TAXES

 The provision for income taxes consists of the following:

                                                      2003           2002
                                                  -----------    -----------
   Current provision
      Federal                                    $  1,169,700   $    770,939
      State                                           239,577         95,285
   Deferred provision                               1,811,813        341,164
                                                  -----------    -----------
                                                 $  3,221,090   $  1,207,388
                                                  ===========    ===========

 The net deferred tax liability is comprised of the following at year end:

                                                      2003           2002
                                                  -----------    -----------
   Deferred tax assets
      Depreciation                               $     46,323   $     41,613
      Derivatives                                     231,278              -
      Other                                                 -         35,332
                                                  -----------    -----------
                                                      277,601         76,945
   Deferred tax liabilities
      Loan origination costs                          853,241        270,365
      Mortgage servicing rights                     1,822,971        490,865
      Other                                            97,487              -
                                                  -----------    -----------
                                                    2,773,699        761,230
                                                  -----------    -----------
        Net deferred tax liability               $  2,496,098   $    684,285
                                                  ===========    ===========

 The difference between the financial statement tax expense and amounts computed by applying the statutory federal rate of 34% to pretax income is reconciled as follows:

                                                      2003           2002
                                                  -----------    -----------
   Statutory rate applied to income before taxes $ 2,662,331 $ 782,905 Add (deduct)
      State tax, net                                  289,302        110,290
      Effect of nondeductible expenses and other
        adjustments                                   269,457        314,193
                                                  -----------    -----------
        Income tax expense                       $  3,221,090   $  1,207,388
                                                  ===========    ===========


 NOTE 12 - COMMITMENTS

 The Company has entered into various leases for office facilities and equipment, expiring in various years through 2010. Expenses for leased office facilities and equipment were $619,472 and $661,386 for 2003 and 2002, respectively. In addition to minimum lease payments, the Company is obligated to pay its share of building operating costs in excess of a base amount for certain leases. Future minimum lease payments are as follows:

              2004                          $    669,000
              2005                               513,000
              2006                               351,000
              2007                               285,000
              2008                               244,000
              Thereafter                         300,000
                                             -----------
              Total minimum lease payments  $  2,362,000
                                             ===========

 In the normal course of business, the Company is a party to financial instruments that are not reflected in the financial statements to meet the needs of its customers. These financial instruments include commitments to fund loans.

 At year end, the contract amount of these financial instruments is summarized as follows:

                                                      2003           2002
                                                  -----------    -----------
   Financial instruments whose contract amount
     represents credit risk:
      Commitments to fund loans                  $174,790,000   $ 41,343,000


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

 Although the Company sells loans without recourse, certain investor purchase agreements provide for conditions, such as borrower default on the first payment, that would require the Company to reacquire the related loans. This risk is controlled by the Company's quality control program. Since its inception, the Company's repurchase of loans from investors has not been significant.


 NOTE 13 - CAPITAL REQUIREMENTS

 The Company is subject to various capital requirements in connection with seller/servicer agreements that the Company has entered into with secondary market investors. Failure to maintain minimum capital requirements could result in the Company's inability to originate and service loans for the respective investor and therefore could have a direct material effect on the Company's financial statements.

 The Company's actual capital amounts and the minimum amounts required for capital adequacy purposes, by investor, are as follows:
                                                           Minimum
                                            Actual         Capital
                                            Capital      Requirement
                                          -----------    -----------
      As of April 30, 2003:
        HUD                              $ 12,880,050   $  1,000,000
        GNMA                               12,880,050        250,000
        FHLMC                              12,880,050        250,000
        FNMA                               12,880,050        631,974

      As of April 30, 2002:
        HUD                              $  8,297,563   $  1,000,000
        GNMA                                8,297,563        250,000
        FHLMC                               8,297,563        250,000
        FNMA                                8,297,563        340,966


 NOTE 14 - STOCK OPTIONS AND WARRANTS

 UFMC maintains a Stock Option and Incentive Plan (the Plan). Pursuant to the Plan, 500,000 shares of common stock were made available for grant. Each option granted under the Plan vests as specified by the Board of Directors and has a term of not more than ten years. The exercise price of options granted is at least equal to market value at the date of grant. The Company accounts for stock options in accordance with APB Opinion No. 25 and therefore has recorded no compensation expense for options granted.

 The following is a summary of stock option activity for the years ended
 April 30:

                                            2003                 2002
                                     -----------------    -----------------
                                              Weighted             Weighted
                                              Average              Average
                                              Exercise             Exercise
                                     Options    Price     Options    Price
                                     -------    -----     -------    -----
  Outstanding at beginning of year   220,500   $ 5.03     162,500   $ 6.50
  Granted                            223,500     2.70      62,500     1.31
  Exercised                             (200)    2.70           -        -
  Forfeited                          (30,000)    6.50      (4,500)    6.50
                                     -------    -----     -------    -----
  Outstanding at end of year         413,800     3.67     220,500     5.03
                                     =======    =====     =======    =====
  Exercisable at end of year         148,000     4.91      77,200     6.50
                                     =======    =====     =======    =====

 The following is a summary of the exercise prices, the number of outstanding options, and the remaining contractual life of the outstanding options:

                  Outstanding                    Exercisable
                  -----------                    -----------
                                   Average
                                  Remaining                Average
     Exercise                    Contractual              Exercise
      Prices         Number         Life       Number       Price
      ------         ------         ----
      $ 1.10         25,000         8.3 yrs     5,000      $ 1.10
        1.45         37,500         8.4         7,500        1.45
        2.70        223,300         9.5        44,700        2.70
        6.50        128,000         6.9        90,800        6.50
                    -------
      Outstanding
      at year end   413,800
                    =======

 Options outstanding at April 30, 2003 have a weighted average life of 8.5 years, with exercise prices ranging from $1.10 to $6.50. For the year ended April 30, 2003, options were granted at $2.70 per share.

 At April 30, 2003, the Company had total warrants outstanding to purchase 80,000 shares of the Company's common stock. The exercise price of the warrants is $7.80 per share. The warrants expired in May 2003 without being used.



 NOTE 15 - EARNINGS PER COMMON SHARE

 The following summarizes the computation of basic and diluted earnings per common share before the cumulative effect of a change in accounting principle and after the preferred stock dividend:

                                                      2003           2002
                                                  -----------    -----------
   Basic earnings per common share
      Net income for common stockholders         $  4,570,795   $  1,056,773
                                                  ===========    ===========

      Weighted average shares outstanding           3,933,089      3,992,284
                                                  -----------    -----------
        Basic earnings per common share          $       1.16   $        .26
                                                  ===========    ===========

   Diluted earnings per common share
      Net income for common stockholders         $  4,570,795   $  1,056,773
                                                  ===========    ===========

      Weighted average shares outstanding           3,933,089      3,992,284
      Diluted effect of assumed exercise
        of stock options and warrants                  79,539         10,350
                                                  -----------    -----------
      Diluted average shares outstanding            4,012,628      4,002,634
                                                  ===========    ===========
        Diluted earnings per common share        $       1.14   $        .26
                                                  ===========    ===========

 At April 30, 2003 and 2002, options to purchase 128,000 and 158,000 shares, respectively, of common stock at an average price of $6.50 and warrants to purchase 80,000 shares of common stock at $7.80 per share were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was therefore anti-dilutive.


 NOTE 16 - DERIVATIVES

 Derivatives such as forward contracts and rate lock commitments are used  in
 the  ordinary  course  of  business.   Forward  contracts  represent  future
 commitments to deliver securities and whole loans at a specified price and date and are used to manage interest rate risk on loan commitments and loans
 held for sale.   Rate lock commitments  are commitments to  fund loans at  a specific rate. The derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these
 instruments  expire  within 90  days from  the date  of  issuance.   Notional
 amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. Beginning May 1, 2001, forward commitments were recorded in the financial statements at fair value. Beginning May 1, 2002, rate lock commitments were required to be recognized at fair value. The notional amounts, fair values, and carrying amounts of these derivatives are as follows at April 30, 2003:

                                                      2003           2002
                                                  -----------    -----------
           Forward contracts
             Notional amount                     $173,176,000   $ 45,059,000
             Fair value                            (1,210,000)      (182,000)
             Carrying amount                       (1,210,000)      (182,000)
           Rate lock commitments
             Notional amount                      174,790,000              -
             Fair value                               329,000              -
             Carrying value                           329,000              -

 Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments were unable to fulfill their obligations, the Company would not incur any significant additional cost by replacing the positions at market rates in effect on April 30, 2003. Management does not expect any counterparty to default on their obligations and therefore does not expect to incur any cost due to counterparty default. Since many rate lock commitments may expire without being used, the amount above does not necessarily represent future cash commitments.


 NOTE 17 - PORTLAND MORTGAGE COMPANY ACQUISITION

 Effective May 6, 2003, the Company acquired Portland Mortgage Company (PMC). PMC is a privately held mortgage banker that employs 58 full-time employees and operates six branches in Oregon and southwest Washington. PMC engages in both wholesale and retail residential lending.

 PMC had $20 million of loans at April 30, 2003 and no other significant assets. The acquisition price is based on equity at April 30, 2003, and the Company is currently negotiating this with PMC.


 Item  9.    Changes  in  and  Disagreements  on  Accounting  and   Financial
 Disclosures.

      None


                                   PART III

 Item 10. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The Company hereby incorporates by reference the information called for by item 10 of this form 10-KSB regarding item subject from the section entitled "Section 16 (a) Beneficial Ownership Reporting Compliance" of the Company's 2003 proxy statement.


 Item 11. Executive Compensation

      The Company hereby incorporates by reference the information called for by item 11 of this form 10-KSB regarding item subject from the section entitled "Summary Compensation Table-Annual Compensation" of the Company's 2003 proxy statement.


 Item 12. Security Ownership of Certain Beneficial Owners and Management

      The Company hereby incorporates by reference the information called for by item 12 of this form 10-KSB regarding item subject from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's 2003 proxy statement.


 Item 13. Certain Relationships and Related Transactions.

      The Company hereby incorporates by reference the information called for by item 13 of this form 10-KSB regarding item subject from the section entitled "Certain Relationships and Related Transactions" of the Company's 2003 proxy statement.


 Item 14.  Controls  And Procedures

      Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other member of management as they deemed appropriate, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

      There were no significant changes to the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.


 Item 15. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

       (a) (1)  Financial Statements.

                The following financial statements and notes thereto, and the related Independent Auditor's Report, are filed as part of this Form 10-KSB on Pages 11 to 21 hereof:

                Independent Auditors' Report
                Balance Sheets at April 30, 2003 and 2002
                Statements of Income for the twelve months ended April 30,
                  2003 and 2002
                Statements of Stockholders' Equity for the twelve months
                  ended April 30, 2003 and 2002
                Statements of Cash Flows for the twelve months ended April
                  30, 2003 and 2002
                Notes to Financial Statements

           (2)  Financial Statement Schedules.
                All financial statement schedules have been omitted because such schedules are not required or the information required has been included in the financial statements and notes thereto.

           (3)  Exhibits
                The following exhibits are filed with this report or incorporated by reference as set forth below.

       (b) (1)  Exhibits and Reports on Form 8-K

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

           (2)  Reports
                The following reports on Form 8-K have been filed by the Company during the last quarter of the period:

                     Form 8-K dated 01/14/03
                     Form 8-K dated 01/28/03
                     Form 8-K dated 01/29/03
                     Form 8-K dated 03/17/03
                     Form 8-K dated 04/23/03

                                    SIGNATURES

      In accordance with the Exchange Act, this report has been signed below on July 29, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

 Registrant:    United Financial Mortgage Corp.


 Directors:                         By:  /S/ Joseph Khoshabe
                                    ---------------------------------------
                                         Joseph Khoshabe, Chairman and
                                         Director



                                    By:  /S/ Steve Y. Khoshabe
                                    ---------------------------------------
                                         Steve Y. Khoshabe, President,
                                         Principal Executive Officer,
                                         and Director


                                    By:  /S/ John A. Clark
                                    ---------------------------------------
                                        John A. Clark, Director

                                    By:  /S/ James Zuhlke
                                    ---------------------------------------
                                        James Zuhlke, Director

                                    By:  /S/ Elliot Jacobs
                                    ---------------------------------------
                                         Elliot Jacobs, Director

                                    By:  /S/ Robert S. Luce
                                    ---------------------------------------
                                         Robert S. Luce, Secretary and a
                                         Director

                                    By:  /S/ Matt Kaufmann
                                    ---------------------------------------
                                         Chief Financial Officer

                       UNITED FINANCIAL MORTGAGE CORP.

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                 --------------------------------------------

 I, Steve Khoshabe, President and Principal Executive Officer, certify that:

 1) I have reviewed this annual report on Form 10-KSB of United Financial Mortgage Corp.;

 2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: July 29, 2003

 /s/ Steve Khoshabe
 Steve Khoshabe
 President and Principal Executive Officer

                       UNITED FINANCIAL MORTGAGE CORP.


                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                 --------------------------------------------

 I, Matt Kaufmann, Principal Financial and Accounting Officer, certify that:

 1) I have reviewed this annual report on Form 10-KSB of United Financial Mortgage Corp.;

 2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: July 29, 2003

 /s/ Matt Kaufmann
 Matt Kaufmann
 Principal Financial and Accounting Officer