Form 10QSB
period 2003-07-31
UNITED FINANCIAL MORTGAGE CORP
filed 2003-09-15
CIK 916823

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB


 (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended July 31, 2003

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

 State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:
                                                 Outstanding at
                  Class                        September 3, 2003
                  -----                        -----------------
    Common Stock, no par value, net of
              treasury stock                       3,924,229

 Transitional Small Business Disclosure Format (check one):
 Yes [   ]  No  [ X ]

                       UNITED FINANCIAL MORTGAGE CORP.
                                 FORM 10-QSB
                              TABLE OF CONTENTS

                                                                    PAGE NO.
 PART I FINANCIAL INFORMATION

 Item 1. Financial Statements
           Balance Sheets as of July 31, 2003 and April 30, 2003       3
           Statements of Income for the three months ended
             July 31, 2003 and 2002                                    4
           Statements of Cash Flows for the three months ended
             July 31, 2003 and 2002                                    5
           Notes to the Unaudited Financial Statements                 6

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        15

 Item 3. Controls and Procedures                                      21


 PART II OTHER INFORMATION                                            21

 Item 1. Legal Proceedings                                            21

 Item 2. Changes in Securities                                        21

 Item 3. Defaults Upon Senior Securities                              21

 Item 4. Submission of Matters to a Vote of Security Holders          21

 Item 5. Other Information                                            22

 Item 6. Exhibits and Reports on Form 8-K                             22


 FORM 10-QSB SIGNATURE PAGE                                          S-1

                       UNITED FINANCIAL MORTGAGE CORP.
                                Balance Sheets
                                 (Unaudited)


                                                   July 31,        April 30,
                                                     2003             2003
                                                 -----------      -----------
 ASSETS
 Cash and due from financial institutions       $  1,610,280     $  1,541,445
 Interest-bearing deposits in financial
   institutions                                    6,121,658        6,371,979
                                                 -----------      -----------
   Total cash and cash equivalents                 7,731,938        7,913,424
 Restricted cash                                     779,440          745,039
 Certificates of deposit                           1,238,891        1,227,451
 Loans held for sale                             215,967,931      154,734,980
 Notes receivable-related parties                     25,617           53,984
 Mortgage servicing rights, net                    9,514,331        4,735,490
 Leasehold improvements and equipment, net         1,106,515          592,516
 Prepaid expenses and other assets                 1,218,313          947,475
                                                 -----------      -----------
   Total assets                                 $237,582,976     $170,950,359
                                                 ===========      ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
   Warehouse lines of credit                    $212,742,927     $151,473,234
   Note payable                                      350,000          350,000
   Accrued expenses and other liabilities          9,807,090        6,247,075
                                                 -----------      -----------
     Total liabilities                           222,900,017      158,070,309

 Shareholders' equity
   Preferred stock, 5,000,000 authorized, no par
    value, Series A redeemable shares, 63 issued
    and outstanding at July 31, 2003 and April
    30, 2003 (aggregate liquidation preference
    of $315,000)                                     315,000          315,000
   Common stock, no par value, 20,000,000 shares
    authorized, 4,100,929 shares issued at July
    31, 2003 and 4,095,229 at April 30, 2003       6,648,293        6,634,403
   Retained earnings                               8,041,256        6,252,237
                                                 -----------      -----------
                                                  15,004,549       13,201,640
   Treasury stock, 176,700 shares at July 31,
   2003 and at April 30, 2003, at cost              (321,590)        (321,590)
                                                 -----------      -----------
     Total shareholders' equity                   14,682,959       12,880,050
                                                 -----------      -----------
     Total liabilities and shareholders' equity $237,582,976     $170,950,359
                                                 ===========      ===========


        See accompanying notes to the unaudited financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                             Statements of Income
                                 (Unaudited)


                                                Three Months     Three Months
                                                    Ended            Ended
                                                   July 31,         July 31,
                                                     2003             2002
                                                 -----------      -----------
 Revenues
  Gain on sale of loans, net                    $ 19,819,028     $  5,073,435
  Loan servicing income, net                         221,998           54,313
  Interest income                                  2,242,451          901,992
  Other income                                       152,678           20,811
                                                 -----------      -----------
    Total revenues                                22,436,155        6,050,551

 Expenses
  Salaries and commissions                        15,801,557        3,769,302
  Selling and administrative                       2,291,208        1,250,440
  Interest expense                                 1,270,048          442,819
  Depreciation                                        91,643           35,288
                                                 -----------      -----------
    Total expenses                                19,454,456        5,497,849
                                                 -----------      -----------
 Income before income taxes  and cumulative
   effect of change in accounting principle        2,981,699          552,702

 Income taxes                                      1,192,680          221,081
                                                 -----------      -----------
 Income before cumulative effect of change
   in accounting principle                         1,789,019          331,621

 Cumulative effect of change in accounting
   principle, net of tax                                   -           86,821
                                                 -----------      -----------
 Net income                                     $  1,789,019     $    418,442
                                                 ===========      ===========

 Basic earnings per common share before
   cumulative effect of change in
   accounting principle                         $        .46     $        .08
 Per share cumulative effect of a change
   in accounting principle                                 -              .02
                                                 -----------      -----------
 Basic earnings per common share                $        .46     $        .10
                                                 ===========      ===========

 Diluted earnings per common share before
   cumulative effect of change in
   accounting principle                         $        .43     $        .08

 Per share cumulative effect of a change
   in accounting principle                                 -              .02
                                                 -----------      -----------
 Diluted earnings per common share              $        .43     $        .10
                                                 ===========      ===========


        See accompanying notes to the unaudited financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                           Statements of Cash Flows
                                 (Unaudited)


                                               Three Months     Three Months
                                                   Ended            Ended
                                                  July 31,         July 31,
                                                    2003             2002
                                              --------------    -------------
 Cash flows from operating activities
  Net income                                 $     1,789,019   $      418,442
  Adjustments to reconcile net income to net
   cash from operating activities
    Depreciation                                      91,643           33,000
    Amortization of mortgage servicing rights        883,194           57,733
    Cumulative effect of a change in
      accounting principle                                 -          (86,821)
    Change in restricted cash                        (34,401)               -
    Gain on sale of loans                        (19,819,028)      (5,073,435)
    Origination of mortgage loans
      held for sale                           (1,018,312,825)    (204,180,183)
    Proceeds from sale of mortgage loans
      held for sale                              994,058,090      196,956,831
    Change in prepaid expenses and
      other assets                                  (167,488)         309,515
    Change in accrued expenses and other
      liabilities                                  2,798,461          (36,503)
    Reversal of valuation allowance on
      mortgage servicing rights                   (1,060,111)               -
                                              --------------    -------------
       Net cash from operating activities        (39,773,446)     (11,601,421)

 Cash flows from investing activities
  Acquisition of mortgage company
    net of cash acquired                             153,873                -
  Net change in certificates of deposit              (11,440)          (1,860)
  Changes in notes receivable - related
    parties, net                                      32,757           14,554
  Purchase of leasehold improvements and
    equipment, net                                  (276,407)         (39,690)
                                              --------------    -------------
    Net cash from investing activities              (101,217)         (26,996)

 Cash flows from financing activities
  Issuance of common stock                            13,890                -
  Changes in warehouse lines of credit, net       39,679,287       11,273,757
                                              --------------    -------------
    Net cash from financing activities            39,693,177       11,273,757

  Decrease in cash and cash equivalents             (181,486)        (354,660)

 Cash and cash equivalents at beginning
   of period                                       7,913,424        6,206,205
                                              --------------    -------------
 Cash and cash equivalents at end of period  $     7,731,938   $    5,851,545
                                              ==============    =============


        See accompanying notes to the unaudited financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                 Notes to the Unaudited Financial Statements
                                July 31, 2003


 NOTE 1 - BASIS OF PRESENTATION

 United Financial Mortgage Corp. ("UFMC" or "the Company") is an Illinois corporation organized to engage in the business of originating, selling and servicing residential mortgages in 36 states. Although the Company's mortgage banking business has primarily focused on retail and wholesale residential mortgage origination activities, recently the Company has expanded its business to include mortgage servicing by retaining servicing rights on selected mortgage loans that originated by the Company. The Company's principal lines of business are conducted through its Retail Origination Division, its Wholesale Origination Division and its Servicing Division. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's mortgage banking operations are considered by management to be aggregated in one reportable operating segment. The Company is an approved mortgage loan seller/servicer with the Federal Home Loan Mortgage Corporation and with the Federal National Mortgage Association. In addition, the Company is an approved mortgagee with the Government National Mortgage Association, the Federal Housing Administration, and the Department of Veteran's Affairs.

 The Company earns revenue both as an originator and as a servicer of mortgage loans. The Company's primary source of revenue is the recognition of gain on the sale of its mortgage loans. Additionally, it generates revenue from origination fees and interest income earned on the mortgage loans that the Company originates and the income it earns from servicing mortgage loans. Expenses largely consist of: (i) commissions paid to loan originators on closed mortgage loans; (ii) salaries and benefits paid to employees other than loan originators; (iii) general selling and administrative expenses such as occupancy costs; and (iv) interest paid under the Company's warehouse credit facilities.

 The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended July 31, 2003 are not necessarily indicative of the results that might be expected for the 12 months ending April 30, 2004.

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

 The Company enters into derivatives that include forward contracts to deliver loans and mortgage-backed securities. Forward contracts are used to manage interest rate risk on loans held for sale and the pipeline of loans in process. The loans held for sale are generally sold pursuant to forward contracts. Under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), forward contracts are carried at fair value, while the change in fair value of loans held for sale will be recorded to offset the value of forward contracts designated as effective hedges. The fair value of derivatives is included with the balance of loans held for sale. Changes in the fair value of derivatives and the offsetting change in fair value of hedged loans held for sale is included in gain on sale of loans in the statements of income.

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

 Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. The impairment charges reversed during the period ended July 31, 2003 were a result of this process and the increase in values for the quarter ended July 31, 2003.

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

 Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income for common shareholders and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                         2003         2002
                                                      ----------   ----------
      Net income, as reported                        $ 1,789,019  $   418,442
      Deduct:  Stock-based compensation expense
        determined under fair value based method          26,803        8,335
                                                      ----------   ----------
      Pro forma net income                           $ 1,762,216  $   410,107
                                                      ==========   ==========

      Basic earnings per common share as reported    $       .46  $       .10
      Pro forma basic common earnings per share      $       .45  $       .10

      Diluted earnings per common share as reported  $       .43  $       .10
      Pro forma diluted earnings per common share    $       .43  $       .10

 Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation.


 NOTE 2 - MORTGAGE LOANS SERVICED AND LOANS HELD FOR SALE

 The Company sells mortgage loans to secondary market investors ("Investor(s)"). These loans can be sold in one of two ways, servicing released or servicing retained. If a loan is sold servicing released, the Company has sold all the rights to the loan and the associated servicing rights. If a loan is sold servicing retained, the Company has sold the loan and kept the servicing rights, thus the Company is responsible for collecting monthly principal and interest payments and performing certain escrow services for the Investor. The Investor, in turn, pays an annual fee for these services. The Company performs these servicing activities through what is referred to as a sub-servicer arrangement. The sub-servicer collects the monthly principal and interest payments and performs the escrow services for the Investor on behalf of the Company. The Company pays the sub-servicer a fee for these services. The Company's servicing portfolio for outside parties was approximately $939 million, $526 million and $114 million at July 31, 2003, April 30, 2003, and July 31, 2002, respectively. These loans are owned by outside parties and are not included in the assets of the Company. The value of the servicing rights is however included in the assets of the Company under the category of mortgage servicing rights, net.

 Activity related to capitalized mortgage servicing rights and the related valuation allowance for the three months ended July 31, 2003 and 2002 is summarized in the following:

                                                            Three Months
                                                           Ended July 31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------
 Servicing rights:
   Beginning of period                               $ 5,964,627  $ 1,508,724
      Additions                                        4,601,924      145,026
      Amortized to expense                              (883,194)     (57,733)
                                                      ----------   ----------
   Balance at end of period                          $ 9,683,357  $ 1,596,017
                                                      ==========   ==========

                                                           Ended July 31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------
 Valuation allowance:
   Beginning of period                               $(1,229,137) $  (169,026)
      Additions expensed                                       -            -
      Valuation Allowance Reversal                     1,060,111            -
                                                      ----------   ----------
   Balance at end of period                          $  (169,026) $  (169,026)
                                                      ==========   ==========

 The Company analyzes the mortgage servicing rights for impairment on a quarterly basis. The reversal of the impairment charge incurred during the three months ended July 31, 2003 was a result of this process. This reversal is reflected in gain on sale in the statement of income for the period ended July 31, 2003.

 The balances of loans held for sale were as follows:

                                                July 31, 2003  April 30, 2003
                                                 -----------     -----------
      Loans held for sale                       $217,307,791    $154,734,980
      Less:  Allowance to adjust loans not
        assigned to forward contracts to
        lower of cost or market                   (1,339,860)              -
                                                 -----------     -----------
        Loans held for sale, net                $215,967,931    $154,734,980
                                                 ===========     ===========


 NOTE 3 - WAREHOUSE LINES OF CREDIT

 The Company funds mortgage loan activity using various warehouse lines of credit, which are secured by the mortgage loans funded by the lines. Amounts outstanding under the various credit facilities consist of the following:

                                                      July 31,     April 30,
                                                        2003          2003
                                                    -----------   -----------
  $23  million mortgage  warehouse credit facility
  at  a commercial  bank;  interest at  the 30-day
  LIBOR plus 160  basis points; expires October 1,
  2003; interest rate was 2.71% at period end.     $ 21,924,510  $ 16,439,082

  $2 million mortgage warehouse credit facility at
  a commercial bank;  interest at the 30-day LIBOR
  plus 160 basis  points; expires October 1, 2003;
  interest rate was 2.71% at period end.                107,100       160,100

  $25  million mortgage  warehouse credit facility
  at  a commercial  bank;  interest at  the 30-day
  LIBOR plus  140 basis  points; expires September
  1, 2003; interest  rate was 2.52% at period end.
  This facility  was temporarily  increased on May
  31, 2003 to $35 million until July 31, 2003.       31,902,301    24,338,124

  $25  million mortgage  warehouse credit facility
  at  a commercial  bank;  interest at  the 30-day
  LIBOR plus  140 basis points; expires August 31,
  2003;  interest rate  was  2.51% at  period end.
  This facility  was temporarily increased on June
  30, 2003 to $40 million until August 15, 2003.     37,448,721    34,923,229

  $25  million mortgage  warehouse credit facility
  at a  commercial bank; interest  rate at the 30-
  day LIBOR  plus a rate depending  on the type of
  loan  funded; expires October 24, 2003; weighted
  average interest  rate was 2.59%  at period end.
  Temporary  increases  to  $120  million  through
  August 27, 2003 and $100 million from August 28,
  2003 through October 24, 2003 were granted.       110,387,895    73,562,560

  $2 million mortgage warehouse credit facility at
  a commercial  bank; interest rate  is a function
  of  the loan  funded; weighted  average interest
  rate was 4.28% at period end.                       1,583,741     1,295,655

  $20  million mortgage  warehouse credit facility
  at  a commercial  entity;  interest is  a margin
  based  on  underlying collateral  over  the one-
  month  LIBOR; expiring  April 15, 2004; interest
  rate was 2.4% at July 31, 2003.                     9,388,659       754,484
                                                    -----------   -----------
                                                   $212,742,926  $151,473,234
                                                    ===========   ===========

 On August 1, 2003, the Company combined several of the above-described warehouse credit arrangements into one amended and restated warehouse credit agreement with five commercial banks. Under the terms of the agreement, the Company has a $110,000,000 credit facility expiring October 31, 2003 generally at a rate of the 30-day LIBOR plus 140 basis points. The agreement also provides for a temporary increase on the facility from $110,000,000 to $125,000,000 through August 14, 2003. The Company's effective warehouse capacity considering the amended agreement at August 1, 2003 totals $267,000,000. As it has historically, the Company expects to renew or extend its expiring credit facilities at levels appropriate for then current operations.


 NOTE 4 - EARNINGS PER SHARE

 The following summarizes the computation of basic and diluted earnings per share:
                                                            Three Months
                                                           Ended July 31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------
   Basic earnings per common share
      Net income for common shareholders             $ 1,789,019  $   418,442
                                                      ==========   ==========
      Weighted average shares outstanding              3,918,529    3,945,449
                                                      ----------   ----------
        Basic earnings per share                     $       .46  $       .10
                                                      ==========   ==========

   Diluted earnings per common share
      Net income for common shareholders             $ 1,789,019  $   418,442
                                                      ==========   ==========
      Weighted average shares outstanding              3,918,529    3,945,449
      Diluted effect of assumed exercise of
        stock options                                    204,667       34,746
                                                      ----------   ----------
      Diluted average shares outstanding               4,123,196    3,980,195
                                                      ==========   ==========

        Diluted earnings per common share            $       .43  $       .10
                                                      ==========   ==========

 For the three months ended July 31, 2002, options to purchase 158,000 shares of common stock at an average price of $6.50 and warrants to purchase 80,000 shares of common stock at $7.80 per share were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive. The warrants expired unused in May, 2003.


 NOTE 5 - STOCK OPTIONS

 There were 5,700 options exercised during the three-month period at a weighted average exercise price of $2.44. There have been 3,250 stock options forfeited during the three-month period. Total stock options outstanding were 404,850 at July 31, 2003 with exercise prices ranging between $1.10 and $6.50.


 NOTE 6 - DERIVATIVES

 Derivatives such as forward contracts and rate lock commitments are used in the ordinary course of business. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date and are used to manage interest rate risk on loan commitments and loans held for sale. Rate lock commitments are commitments to fund loans at a specific rate. The derivatives involve the underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. Beginning May 1, 2001, forward commitments were recorded in the financial statements at fair value. Beginning May 1, 2002, rate lock commitments were required to be recognized at fair value. The notional amounts, fair values, and carrying amounts of these derivatives are as follows at July 31, 2003:

                                                           Three Months
                                                          Ended July 31,
                                                    -------------------------
                                                        2003          2002
                                                    -----------   -----------
   Forward contracts
      Notional amount                              $294,314,000  $ 88,185,000
      Fair value                                     12,273,000      (585,000)
      Carrying amount                                12,273,000      (585,000)

   Loans held for sale assigned
    to forward contracts
      Notional amount                             $160,197,000   $ 24,258,000
      Fair value                                    (9,975,000)       341,000
      Carrying amount                               (9,975,000)       341,000

   Rate lock commitments
      Notional amount                             $ 87,832,000   $ 76,400,000
      Fair value                                    (3,683,000)       229,000
      Carrying amount                               (3,683,000)       229,000

 Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments were unable to fulfill their obligations, the Company would not incur any significant additional cost by replacing the positions at market rates in effect on July 31, 2003. Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default. Since many rate lock commitments may expire without being used, the amount above does not necessarily represent future cash commitments.

 NOTE 7 -  PORTLAND MORTGAGE COMPANY ACQUISITION

 Effective May  6, 2003,  the company  acquired  the operations  of  Portland
 Mortgage Company (PMC). PMC is a privately held mortgage banker that employs 58 full-time employees and operates six branches in Oregon and southwest Washington. The acquisition of these offices strengthens the Company's position in the northwest. PMC's business includes both wholesale and retail residential lending. The purchase price for the acquisition was based on the April 30, 2003 equity of PMC, plus 115% of the pretax earnings, as defined in the purchase agreement, of PMC's offices during the first year, 50% of the pretax earnings in year two, and 25% of the pretax earnings in year three. Final determination of the equity value of the acquisition has not been determined; however, based on March 31, 2003 information the Company paid approximately $1,427,000 in cash at closing. $100,000 of this purchase price is in escrow pending final resolution of the transaction and the subsequent earnings of the operations. The business combination is accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company's results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Amounts paid in excess of the fair value of the net assets acquired are recorded as goodwill. Though the purchase price allocation has not been finalized the purchase price was allocated as follows based on the Company's best estimates of final resolution of the April 30 equity (in 000's):


 Cash and cash equivalents                    $    1,581
 Loans held for sale                              21,761
 Leasehold improvements and equipment                329
 Other Assets                                        108
 Warehouse lines of credit                       (21,590)
 Accrued expenses and other liabilities             (762)
                                               ---------
   Cash paid at closing                       $    1,427

 There were no material intangibles recorded as a result of this transaction. However, as additional consideration is paid per the acquisition agreement based on the pretax earnings of the PMC offices, these amounts will be allocated to goodwill. Proforma information has not been provided as the results of the operations of PMC in total are not material to the overall net income of the Company.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

 Cautionary Statement Regarding Forward-Looking Statements

 This document (including information incorporated by reference) contains, and future oral and written statements of United Financial Mortgage Corp. (the "Company") and its management may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to the Company's business, financial condition, results of operations, plans, objectives and future performance. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

     Statements regarding the following subjects are forward-looking by their nature:

    *    the Company's business strategy, including acquisitions;

    *    statements regarding interest rates and yield spreads;

    *    the Company's understanding of its competition;

    *    market and industry trends;

    *    assumptions regarding the Company's mortgage servicing rights; and

    *    projected sources and uses of funds from operations.

     These forward-looking statements are subject to various risks and uncertainties, including those related to:

    * changes in demand for mortgage loans due to fluctuations in the real estate market, interest rates or the market in which the Company sells its mortgage loans;

    * the Company's access to funding sources and its ability to renew, replace or add to its existing credit facilities on terms comparable to the current terms;

    * assumptions underlying the value of the Company's mortgage servicing rights;

    *    the negative impact of economic slowdowns or recessions;

    * management's ability to manage the Company's growth and planned expansion;

    * the effect of the competitive pressures from other lenders or suppliers of credit in the Company's market;

    * changes in government regulations that affect the Company's business;

    * the Company's ability to expand origination volume while reducing overhead; and

    * the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in the Company's market.

      These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

 General

      The Company is a mortgage banking company engaged in the business of originating, selling and servicing residential mortgages in 36 states. During the quarter ended July 31, 2003, the Company originated approximately $1.0 billion in loans for resale. Although the Company's mortgage banking business has primarily focused on retail and wholesale residential mortgage origination activities, recently the Company has expanded its business to include mortgage servicing by retaining servicing rights on selected mortgage loans that originated by the Company. The Company's principal lines of business are conducted through its Retail Origination Division, its Wholesale Origination Division and its Servicing Division.

      Since the Company was organized in 1986, it has focused on growing its origination volume by building a retail and wholesale origination network through internal growth, selective acquisitions and, recently, through relationships with operators of leading Internet mortgage web sites. On May 6, 2003, the Company acquired Portland Mortgage Company ("PMC"). PMC is a privately-held mortgage banking organization that operates six branches in Oregon and southwest Washington.

      The Company earns revenue both as an originator and as a servicer of mortgage loans. The Company's primary source of revenue is the recognition of gain on the sale of its mortgage loans. Additionally, it generates revenue from origination fees and interest income earned on the mortgage loans that the Company originates and the income it earns from servicing mortgage loans. Expenses largely consist of: (i) commissions paid to loan originators on closed mortgage loans; (ii) salaries and benefits paid to employees other than loan originators; (iii) general selling and administrative expenses such as occupancy costs; and (iv) interest paid under the Company's warehouse credit facilities.


 Results of Operations
 Three Months Ended July 31, 2003 and 2002

 Revenue

      Loan volume and revenues increased substantially from period to period. The primary reason for the increase in revenue and loan volume was a steady rise in volume as a result of the interest rate environment as individuals continue to refinance their mortgage loans. This volume also stems from the opening of new locations in fiscal 2002 and 2003.

      Gain on sale of loans increased from $5.1 million for the three months ended July 31, 2002 to $19.8 million for the three months ended July 31, 2003. This increase was attributable to the increase in loan originations from $204.1 million in the same period in 2002 to $1.0 billion in the same period in 2003 as a result of a favorable interest rate environment through the majority of the three month period. The increase in gain on sale of loans from period to period was partially offset by market driven valuation issues at July 31, 2003. Interest rates rose sharply during the last two weeks of the three months ending July 31, 2003 which created significant valuation changes in the Company's forward commitments, rate locks, loans held for sale and mortgage servicing rights portfolios. The Company recognized a $1.4 million decrease on its market positions at July 31, 2003 and recorded a $1.3 million valuation allowance on its mortgage loans held for sale portfolio based on the fair value as of July 31, 2003. These items were partially offset by the reversal of the valuation allowance established in the prior year on the mortgage servicing portfolio of $1.1 million. The Company analyzes the mortgage servicing rights for impairment on a quarterly basis by obtaining a third party valuation. The reversal of the impairment charge established during fiscal 2003 was the result of this process which generated a valuation approximately 40 basis points higher than the valuation at April 30, 2003. Although the portfolio is valued significantly higher than its cost basis, this increase can only be recognized upon the sale of the underlying mortgage servicing rights.

      Loan servicing income increased by 309% or $167,685 as a result of the additions made to the mortgage servicing portfolio throughout 2003. The loan servicing portfolio increased by $825 million, from $114 million at July 31, 2002 to $939 million at July 31, 2003.

      Interest income increased by $1.3 million from $.9 million for the three months ended July 31, 2002 to $2.2 million for the three months ended July 31, 2003. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale.

 Expenses:

      Salary and commissions expenses increased 319% from $3,769,302 for the three months ended July 31, 2002 to $15,801,557 for the three months ended July 31, 2003. The increase was attributed to four main factors: an increase in loan origination volume which substantially increased commissions to the Company's sales force; continued investment in the expansion of the Company's sales organization; the increase in staff related to the acquisition of PMC; and the increasing cost of commissions paid on wholesale loan originations.

      Selling and administrative expenses increased 83% from $1,250,440 for the period ended July 31, 2002 to $2,291,208 for the period ended July 31, 2003. The increase from period to period is due to the expansion of the sales effort including additional offices, especially in the southeastern United States and the volume of loan originations and sales as well as the PMC acquisition. In addition, the increase from period to period is attributable to an increased emphasis on quality control initiatives as the volume of loans has increased.

      Interest expense increased $827,229 or 187% from $442,819 for the three months ended July 31, 2002 to $1,270,048 for the three months ended July 31, 2003. This increase was the result of an increase in overall loan originations and the average balance of notes payable on the warehouse lines of credit. The increase was offset somewhat by using a different mix of the warehouse lines in order to maximize the lines with a lower effective interest rate.

      Income taxes increased from $221,081 for the three months ended July 31, 2002 to $1,192,679 for the three months ended July 31, 2003. This increase in taxes was the result of an increase in taxable income for the same periods.

      The cumulative effect of a change in accounting principle for the three months ended July 31, 2002 is the result of the Company adopting the guidance discussed in Note 1 to the unaudited financial statements included in this quarterly report.

 Financial Condition

      Total assets increased from $171 million at April 30, 2003 to $238 million at July 31, 2003, representing an increase of $39.0%. The primary reason for the increase in total assets was the 39.6% increase in loans held for sale. At July 31, 2003, loans held for sale were $216 million, up from $155 million at April 30, 2003. In addition, at July 31, 2003, net mortgage servicing rights increased to $9,514,331, an increase of 100.9% from April 30, 2003. This significant increase resulted from the retention of servicing rights with respect to selected mortgage loans that the Company originated.

      Total shareholders' equity increased from $12,880,000 at April 30, 2003 to 14,682,959, an increase of $1,802,909. This increase was due primarily to the retention of $1,789,019 of the Company's earnings over the same period.

 Liquidity and Capital Resources

      Sources of cash flow include cash from gains on sale of mortgage loans, net interest income, servicing fees and borrowings. The Company generally sells its mortgage loans on a monthly basis to generate cash for operations. Uses of cash in the short term include the funding of mortgage loan purchases and originations and the retention of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures.

      During the three months ended July 31, 2002 and July 31, 2003, net cash from operating activities was $(11.6) million and $(39.8) million, respectively. Net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale, additions to mortgage servicing rights and the change in accrued expenses and other current liabilities. For the three months ended July 31, 2003, the Company originated $1.0 billion in loans held for sale and sold $994 million of loans. This compares to the origination of $204 million in loans held for sale and the sale of $196 million in loans for the three months ended July 31, 2002. During the first three months of the fiscal year 2003, the Company has continued to pursue its strategy of retaining servicing rights on certain mortgage loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available to the Company. The Company has employed capital to finance the retention of servicing rights. However, the retention of servicing rights creates an asset on the Company's balance sheet and creates a future cash flow stream.

      Net cash from investing activities was $(26,996) for the period ended July 31, 2002 compared to $(101,217) for the period ended July 31, 2003. The change from 2002 to 2003 was largely attributable to the purchase of leasehold improvements and equipment. Capital expenditures for the period ended July 31, 2003 were approximately $276,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings. The Company's acquisition of PMC yielded net cash as the initial purchase payout was less than PMC's cash on hand at closing.

      Cash flow from financing activities for the three months ended July 31, 2002 and 2003 was $11.3 million and $36.7 million, respectively. This change resulted largely from the fluctuation in warehouse lines of credit as the loans portfolio grew with the origination of new loans. On August 1, 2003, the Company consolidated several warehouse arrangements into one amended and restated warehouse credit agreement with five commercial banks. Under the terms of the agreement, the Company has a $110,000,000 credit facility expiring October 31, 2003 generally at a rate of the 30-day LIBOR plus 140 basis points. The agreement also provides for a temporary increase on the facility from $110,0000,000 to $125,000,000 through August 14, 2003.
 The Company's effective warehouse capacity considering the amended agreement at August 1, 2003 totals $267,000,000.

      Cash flow requirements depend on the level and timing of the Company's activities in loan origination in relation to the timing of the sale of such loans. In addition, the Company requires cash flow for the payment of operating expenses, interest expense, and capital expenditures. Currently, the Company's primary sources of funding are borrowings under warehouse lines of credit, proceeds from the sale of loans and internally generated funds.

      Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis. The Company funds its business, in part, through the use of warehouse lines of credit. Outstanding borrowings pursuant to the warehouse lines of credit totaled $212.7 million at July 31, 2003 and $151.5 million at April 30, 2003. The interest rates on the warehouse lines of credit vary and resulted in a weighted average rate of 2.6% at July 31, 2003 and 2.9% at April 30, 2003. If the Company cannot successfully maintain its existing credit facilities or replace them with comparable financing sources, the Company may be required to curtail its loan origination activities, which would have a material adverse effect on its financial condition and results of operations. Because the credit facilities are short-term lending commitments, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for the Company to secure continued financing.

      Additionally, the Company's warehouse credit facilities contain extensive restrictions and covenants that, among other things, require the Company to satisfy specified financial covenants. If the Company fails to meet or satisfy any of these covenants, the Company would be in default under these agreements and its lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict the ability of the Company to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under the Company's other agreements could also declare a default.

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

      The continuous movement of interest rates is certain. However, the extent, timing, and direction of these movements are not always predictable. Any movement in interest rates has an effect on the Company's profitability. The value of loans, which the Company has either originated or committed to originate, decreases as interest rates rise, and conversely, the value increases as interest rates fall. The value of mortgage servicing rights tends to move inversely to the value of loans, increasing in value as interest rates rise and decreasing in value as interest rates fall, net of depreciation.

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

 Inflation

      The Company believes that the effect of inflation, other than its potential effect on market interest rates, has been insignificant thus far. Due to technological and infrastructure advancements, an increase in the Company's servicing portfolio, and the opening of additional branches, the Company hopes to continue to minimize seasonality fluctuations.


 ITEM 3.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of July 31, 2003. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.


 PART II - OTHER INFORMATION


 ITEM 1. LEGAL PROCEEDINGS

      The Company is involved in litigation in the normal course of its business. The Company does not expect that the resolution of any of the legal proceedings to which it is presently a party will have a material adverse effect on its results of operations, financial condition or cash flows.


 ITEM 2. CHANGES IN SECURITIES

    None


 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


 ITEM 5. OTHER INFORMATION

    None


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        3.1 Amended and Restated Articles of Incorporation of United Financial Mortgage Corp. as amended (filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on May 14, 1997 and incorporated herein by reference).

        3.2 Bylaws of United Financial Mortgage Corp (filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on May 14, 1997 and incorporated herein by reference).

        31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

        31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

        32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)     Reports on Form 8-K

        The Company filed current reports on Form 8-K during the quarter ended July 31, 2003 on May 2, 2003, May 9, 2003 and July 24, 2003.




                                  SIGNATURES


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNITED FINANCIAL MORTGAGE CORP.

 Date:  September 15, 2003        By:  /s/ Steve Y. Khoshabe
                                       ----------------------------
                                       Steve Y. Khoshabe
                                       President and Chief Executive
                                       Officer

 Date:  September 15, 2003        By:  /s/ Robert L. Hiatt
                                       ----------------------------
                                       Robert L. Hiatt
                                       Chief Financial Officer

                                EXHIBIT INDEX


 3.1 Amended and Restated Articles of Incorporation of United Financial Mortgage Corp. as amended (filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on May 14, 1997 and incorporated herein by reference).

 3.2 Bylaws of United Financial Mortgage Corp (filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on May 14, 1997 and incorporated herein by reference).

 31.1     Certification of Chief Executive Officer Pursuant to
          Rule 13a-14(a)/15(d)-14(a).

 31.2     Certification of Chief Financial Officer Pursuant to
          Rule 13a-14(a)/15(d)-14(a).

 32.1     Certification of Chief Executive Officer Pursuant to
          18 U.S.C. Section 1350, as Adopted Pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.

 32.2     Certification of Chief Financial Officer Pursuant  to
          18 U.S.C. Section 1350, as Adopted Pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.