Form 10QSB
period 2003-10-31
UNITED FINANCIAL MORTGAGE CORP
filed 2003-12-15
CIK 916823

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB


 (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended October 31, 2003

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

                      Yes  [ X ]        No  [  ]

 State the number of shares outstanding of each of the issuer's common equity as of the last practicable date:
                                               Outstanding at
                  Class                       December 15, 2003
                  -----                       -----------------
    Common Stock, no par value, net of
              treasury stock                      5,964,143

 Transitional Small Business Disclosure Format (check one):

                       Yes  [   ]         No  [ X ]

                       UNITED FINANCIAL MORTGAGE CORP.
                                 FORM 10-QSB
                              TABLE OF CONTENTS

                                                                     PAGE NO.
 PART I FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Balance Sheets as of October 31, 2003 and April 30, 2003      3

           Statements of Income for the three and six months
             ended October 31, 2003 and 2002                             4

           Statements of Cash Flows for the six months ended
             October 31, 2003 and 2002                                   5

           Notes to the Unaudited Financial Statements                   6

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          15

 Item 3.   Controls and Procedures                                      21


 PART II   OTHER INFORMATION                                            21

 Item 1.   Legal Proceedings                                            21

 Item 2.   Changes in Securities                                        21

 Item 3.   Defaults Upon Senior Securities                              21

 Item 4.   Submission of Matters to a Vote of Security Holders          21

 Item 5.   Other Information                                            22

 Item 6.   Exhibits and Reports on Form 8-K                             22


 FORM 10-QSB SIGNATURE PAGE                                             S-1

                       UNITED FINANCIAL MORTGAGE CORP.
                                Balance Sheets
                                 (Unaudited)


                                                 October 31,       April 30,
                                                    2003             2003
                                                 -----------      -----------
 ASSETS
 Cash and due from financial institutions       $    751,649     $  1,541,445
 Interest-bearing deposits in financial
   institutions                                    3,484,194        6,371,979
                                                 -----------      -----------
   Total cash and cash equivalents                 4,235,843        7,913,424

 Restricted cash                                     490,118          745,039
 Certificates of deposit                           1,243,403        1,227,451
 Loans held for sale                             152,107,800      154,734,980
 Notes receivable-related parties                     21,147           53,984
 Mortgage servicing rights, net                   11,506,754        4,735,490
 Leasehold improvements and equipment, net         1,087,792          592,516
 Prepaid expenses and other assets                 1,670,632          947,475
                                                 -----------      -----------
   Total assets                                 $172,363,489     $170,950,359
                                                 ===========      ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
   Warehouse lines of credit                    $146,979,389     $151,473,234
   Note payable                                      350,000          350,000
   Accrued expenses and other liabilities          9,027,013        6,247,075
                                                 -----------      -----------
     Total liabilities                           156,356,402      158,070,309

 Shareholders' equity
   Preferred stock, 5,000,000 authorized, no par
    value, Series A redeemable shares, 63 issued
    and outstanding at October 31, 2003 and
    April 30, 2003 (aggregate liquidation
    preference of $315,000)                          315,000          315,000
   Common stock, no par value, 20,000,000 shares
    authorized, 4,101,629 shares issued at
    October 31, 2003 and 4,095,229 at April 30,
    2003                                           6,649,538        6,634,403
   Retained earnings                               9,364,139        6,252,237
                                                 -----------      -----------
                                                  16,328,677       13,201,640
   Treasury stock, 176,700 shares at October 31,
   2003 and at April 30, 2003, at cost              (321,590)        (321,590)
                                                 -----------      -----------
     Total shareholders' equity                   16,007,087       12,880,050
                                                 -----------      -----------
     Total liabilities and shareholders' equity $172,363,489     $170,950,359
                                                 ===========      ===========

        See accompanying notes to the unaudited financial statements.


                       UNITED FINANCIAL MORTGAGE CORP.
                             Statements of Income
                                 (Unaudited)


                               Six Months     Six Months    Three Months   Three Months
                                  Ended          Ended          Ended          Ended
                               October 31,    October 31,    October 31,    October 31,
                                  2003           2002           2003           2002
                               ----------     ----------     ----------     ----------
 Revenues
  Gain on sale of loans       $34,370,445    $14,754,254    $14,551,417    $ 9,680,819
  Loan servicing income           725,463        130,836        503,465         76,523
  Interest income               4,281,011      2,179,835      2,038,560      1,277,842
  Other income                    192,926         61,499         40,249         40,689
                               ----------     ----------     ----------     ----------
    Total revenues             39,569,845     17,126,424     17,133,691     11,075,873

 Expenses
  Salaries and commissions     26,493,786     11,221,681     10,692,229      7,452,379
  Selling and administrative    5,411,482      2,651,287      3,120,273      1,400,847
  Interest expense              2,280,984      1,135,697      1,010,937        692,878
  Depreciation                    191,777         73,575        100,134         38,288
                               ----------     ----------     ----------     ----------
    Total expenses             34,378,029     15,082,240     14,923,573      9,584,392
                               ----------     ----------     ----------     ----------

 Income before income taxes
   and cumulative effect of
   change in accounting
   principle                    5,191,816      2,044,184      2,210,118      1,491,481

 Income taxes                   2,079,914        817,675        887,235        596,593
                               ----------     ----------     ----------     ----------
 Income before cumulative
   effect of change in
   accounting principle         3,111,902      1,226,509      1,322,883        894,888

 Cumulative effect of change
   in accounting principle,
   net of tax                           -         86,821              -              -
                               ----------     ----------     ----------     ----------
 Net income                   $ 3,111,902    $ 1,313,330    $ 1,322,883    $   894,888
                               ==========     ==========     ==========     ==========

 Basic earnings per common
   share before cumulative
   effect of change in
   accounting principle       $       .79    $       .31    $       .34    $       .23
 Per share cumulative effect
   of a change in accounting
   principle                            -            .02              -              -
                               ----------     ----------     ----------     ----------
 Basic earnings per
   common share               $       .79    $       .33    $       .34    $       .23
                               ==========     ==========     ==========     ==========

 Diluted earnings per common
   share before cumulative
   effect of change in
   accounting principle       $       .76    $       .31    $       .32    $       .22
 Per share cumulative effect
   of a change in accounting
   principle                            -            .02              -              -
                               ----------     ----------     ----------     ----------
 Diluted earnings per
   common share               $       .76    $       .33    $       .32    $       .22
                               ==========     ==========     ==========     ==========


         See accompanying notes to the unaudited financial statements

                       UNITED FINANCIAL MORTGAGE CORP.
                           Statements of Cash Flows
                                 (Unaudited)


                                                   Six Months       Six Months
                                                      Ended            Ended
                                                   October 31,      October 31,
                                                      2003             2002
                                                   -----------      -----------
 Cash flows from operating activities
  Net income                                      $  3,111,902     $  1,313,330
  Adjustments to reconcile net income to
    net cash from operating activities
    Depreciation                                       191,777           69,000
    Amortization of mortgage servicing rights        1,448,771          114,750
    Cumulative effect of a change in accounting
      principle                                              -          (86,821)
    Gain on sale of loans                          (34,370,445)     (14,754,254)
    Origination of mortgage loans held for sale (1,640,628,732)    (699,036,117)
    Proceeds from sale of mortgage loans held
      for sale                                   1,692,227,546      622,572,936
    Change in prepaid expenses and other assets       (619,807)         558,153
    Change in accrued expenses and other
      liabilities                                    2,018,384          969,789
    Reversal of valuation allowance on mortgage
      servicing rights                              (1,060,111)               -
                                                   -----------      -----------
       Net cash from operating activities           22,319,285      (88,279,234)

 Cash flows from investing activities
  Acquisition of mortgage company
    net of cash acquired                               153,873                -
  Net change in certificates of deposit                (15,952)          (3,774)
  Change in restricted cash                            254,921                -
  Changes in notes receivable - related
    parties, net                                        37,227           14,554
  Purchase of leasehold improvements and
    equipment, net                                    (357,819)         (66,682)
                                                   -----------      -----------
    Net cash from investing activities                  72,250          (55,902)

 Cash flows from financing activities
  Issuance of common stock                              15,135                -
  Purchase of treasury stock                                 -          (25,286)
  Payment on note payable                                    -          (19,836)
  Changes in warehouse lines of credit, net        (26,084,251)      87,629,064
                                                   -----------      -----------
    Net cash from financing activities             (26,069,116)      87,583,942
                                                   -----------      -----------

  Decrease in cash and cash equivalents             (3,677,581)        (751,194)

 Cash and cash equivalents at beginning of period    7,913,424        6,206,205
                                                   -----------      -----------
 Cash and cash equivalents at end of period       $  4,235,843     $  5,445,011
                                                   ===========      ===========

         See accompanying notes to the unaudited financial statements

                       UNITED FINANCIAL MORTGAGE CORP.
                 Notes to the Unaudited Financial Statements
                             October 31, 2003


 NOTE 1 - BASIS OF PRESENTATION

 United Financial Mortgage Corp. ("UFMC" or "the Company") is an Illinois corporation organized to engage in the business of originating, selling and servicing residential mortgages in 36 states. Although the Company's mortgage banking business has primarily focused on retail and wholesale residential mortgage origination activities, recently the Company has expanded its business to include mortgage servicing by retaining servicing rights on selected mortgage loans that were originated by the Company. The Company's principal lines of business are conducted through its Retail Origination Division, its Wholesale Origination Division and its Servicing Division. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's mortgage banking operations are considered by management to be aggregated in one reportable operating segment. The Company is an approved mortgage loan seller/servicer with the Federal Home Loan Mortgage Corporation and with the Federal National Mortgage Association. In addition, the Company is an approved mortgagee with the Government National Mortgage Association, the Federal Housing Administration, and the Department of Veteran's Affairs.

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

 The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the six-month and three-month periods ended October 31, 2003 are not necessarily indicative of the results that might be expected for the 12 months ending April 30, 2004.

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

 Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. The impairment charges reversed during the period ended July 31, 2003 were a result of this process and the increase in values for the quarter ended July 31, 2003. No further changes in valuation were recorded in the three months ending October 31, 2003.

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

 Income and Expense Recognition: The Company sells loans on both a servicing retained and servicing released basis. Gain or loss is recognized upon delivery of the loans to the purchaser. The gain or loss is equal to the difference between the sales price and the carrying amounts of the loans sold. Loan revenue consists of various items including commitment fees, underwriting fees, and other charges that the customer pays to the Company. These charges along with certain direct loan origination costs for loans held for sale are deferred until the related loans are originated.

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

                                       Six Months            Three Months
                                     Ended Oct. 31,         Ended Oct. 31,
                                  --------------------   --------------------
                                     2003       2002        2003       2002
                                  ---------  ---------   ---------  ---------
 Net income, as reported         $3,111,902 $1,313,330  $1,322,883 $  894,888
 Deduct: Stock-based compensation
   expense determined under fair
   value based method                40,621     35,990      13,818     27,655
                                  ---------  ---------   ---------  ---------
 Pro forma net income            $3,071,281 $1,277,340  $1,309,065 $  867,233
                                  =========  =========   =========  =========

 Basic earnings per common share
   as reported                         $.79       $.33        $.34       $.23
 Pro forma basic common earnings
   per share                           $.78       $.32        $.33       $.22

 Diluted earnings per common
   share as reported                   $.76       $.33        $.32       $.22
 Pro forma diluted earnings
   per common share                    $.75       $.32        $.32       $.22


 Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation.


 NOTE 2 - MORTGAGE LOANS SERVICED AND LOANS HELD FOR SALE

 The Company sells mortgage loans to secondary market investors ("Investor(s)"). These loans can be sold in one of two ways, servicing released or servicing retained. If a loan is sold servicing released, the Company has sold all the rights to the loan and the associated servicing rights. If a loan is sold servicing retained, the Company has sold the loan and kept the servicing rights, thus the Company is responsible for collecting monthly principal and interest payments and performing certain escrow services for the Investor. The Investor, in turn, pays an annual fee for these services. The Company performs these servicing activities through what is referred to as a sub-servicer arrangement. The sub-servicer collects the monthly principal and interest payments and performs the escrow services for the Investor on behalf of the Company. The Company pays the sub-servicer a fee for these services. The Company's servicing portfolio for outside parties was approximately $1.1 billion, $526 million and $214 million at October 31, 2003, April 30, 2003, and October 31, 2002, respectively. These loans are owned by outside parties and are not included in the assets of the Company. The value of the servicing rights is however included in the assets of the Company under the category of mortgage servicing rights, net.

 Activity related to capitalized mortgage servicing rights and the related valuation allowance for the six and three months ended October 31, 2003 and 2002 is summarized in the following:

                                 Six Months Ended          Three Months Ended
                                    October 31,               October 31,
                              -----------------------   -----------------------
                                 2003         2002         2003         2002
                              ----------   ----------   ----------   ----------
 Servicing rights:
   Beginning of period       $ 5,964,627  $ 1,508,724  $ 9,683,357  $ 1,596,017
      Additions                7,159,924    1,444,776    2,558,000    1,299,750
      Amortized               (1,448,771)    (114,750)    (565,577)     (57,017)
                              ----------   ----------   ----------   ----------
   Balance at end of period  $11,675,780  $ 2,838,750  $11,675,780  $ 2,838,750
                              ==========   ==========   ==========   ==========
 Valuation Allowance:
   Beginning of period       $(1,229,137) $  (169,026) $  (169,026) $  (169,026)
      Provision                        -            -            -            -
      Valuation Allowance
       Reversal                1,060,111            -            -            -
                              ----------   ----------   ----------   ----------
   Balance at end of period  $  (169,026) $  (169,026) $  (169,026) $  (169,026)
                              ==========   ==========   ==========   ==========


 The Company analyzes the mortgage servicing rights for impairment on a quarterly basis. The reversal of the impairment charge incurred during the three months ended July 31, 2003 was a result of this process. This reversal is reflected in gain on sale in the statement of income for the six months ended October 31, 2003.

 The balances of loans held for sale were as follows:

                                             October 31, 2003  April 30, 2003
                                             ----------------  --------------
   Loans held for sale                         $152,107,800     $154,734,980
   Less:  Allowance to adjust loans not
     assigned to forward contracts to
     lower of cost or market                              -                -
                                                -----------      -----------
        Loans held for sale, net               $152,107,800     $154,734,980
                                                ===========      ===========


 NOTE 3 - WAREHOUSE LINES OF CREDIT

 The Company funds mortgage loan activity using various warehouse lines of credit, which are secured by the mortgage loans funded by the lines. On August 1, 2003, the Company combined several of its warehouse agreements into one reducing its total number of lines to four. Additionally, on August 27, 2003 one of its facilities was permanently amended to $75 million with a temporary increase to $100 million which expired October 24, 2003. The table below reflects the amounts outstanding on these lines as if the combination was in place for all periods presented. As it has historically, the Company expects to renew or extend its expiring credit facilities at levels appropriate for then current operations.

 Amounts outstanding under the various credit facilities consist of the following:

                                                      October 31,    April 30,
                                                         2003          2003
                                                      -----------   -----------
   $110 million mortgage warehouse credit facility at a commercial bank; interest at the 30-day
   LIBOR plus 140 basis points; expires December
   15, 2003; interest rate was 2.52% at period end.  $ 82,768,714  $ 75,860,535

   $75 million mortgage warehouse credit facility
   at a commercial bank; interest rate at the 30-
   day LIBOR plus a rate depending on the type of
   loan funded; expires August 26, 2004; weighted
   average interest rate was 2.75% at period end.      54,005,119    73,562,560

   $2.6 million mortgage warehouse credit facility
   at a commercial bank; interest rate is fixed at
   prime at the time of each advance; expires
   October 31, 2004; weighted average interest
   rate was 4.24% at period end.                        1,813,513     1,295,655

   $20 million mortgage warehouse credit facility
   at a commercial entity; interest is a margin
   based on underlying collateral over the one-
   month LIBOR; expiring April 15, 2004; interest
   rate was 2.4% at October 31, 2003.                   8,392,043       754,484
                                                      -----------   -----------
                                                     $146,979,389  $151,473,234
                                                      ===========   ===========

 NOTE 4 - EARNINGS PER SHARE

 The following summarizes the computation of basic and diluted earnings per share:

                                                         Six Months Ended
                                                            October 31,
                                                         2003         2002
                                                      ----------   ----------
 Basic earnings per common share
    Net income for common shareholders               $ 3,111,902  $ 1,313,330
                                                      ==========   ==========
    Weighted average shares outstanding                3,921,545    3,944,673
                                                      ----------   ----------
      Basic earnings per share                       $       .79  $       .33
                                                      ==========   ==========


 Diluted earnings per common share
    Net income for common shareholders               $ 3,111,902  $ 1,313,330
                                                      ==========   ==========
    Weighted average shares outstanding                3,921,545    3,944,673
 Diluted effect of assumed exercise of stock options     185,400       48,040
                                                      ----------   ----------
    Diluted average shares outstanding                 4,106,945    3,992,713
                                                      ==========   ==========

      Diluted earnings per common share              $       .76  $       .33
                                                      ==========   ==========


                                                         Three Months Ended
                                                            October 31,
                                                         2003         2002
                                                      ----------   ----------
 Basic earnings per common share
    Net income for common shareholders               $ 1,322,883  $   894,888
                                                      ==========   ==========
    Weighted average shares outstanding                3,924,500    3,944,673
                                                      ----------   ----------
      Basic earnings per share                       $       .34  $       .23
                                                      ==========   ==========


 Diluted earnings per common share
    Net income for common shareholders               $ 1,322,883  $   894,888
                                                      ==========   ==========
    Weighted average shares outstanding                3,924,500    3,944,673
 Diluted effect of assumed exercise of stock options     180,134       48,040
                                                      ----------   ----------
    Diluted average shares outstanding                 4,104,634    3,992,713
                                                      ==========   ==========

        Diluted earnings per common share            $       .32  $       .22
                                                      ==========   ==========

 For the six and three months ended October 31, 2002, options to purchase 128,000 shares of common stock at an average price of $6.50 and warrants to purchase 80,000 shares of common stock at $7.80 per share were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive. The warrants expired unused in May, 2003.


 NOTE 5 - STOCK OPTIONS

 There were 6,400 and 700 options exercised during the six months and three months ending October 31, 2003, respectively, at a weighted average exercise price of $2.41 and $2.16, respectively. There were 35,550 and 3,250 stock options forfeited during the six-month and three-month periods ended October 31, 2003. Total stock options outstanding were 371,850 at October 31, 2003 with exercise prices ranging between $1.10 and $6.50.


 NOTE 6 - DERIVATIVES

 Derivatives such as forward contracts and rate lock commitments are used in the ordinary course of business. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date and are used to manage interest rate risk on loan commitments and loans held for sale. Rate lock commitments are commitments to fund loans at a specific rate. The derivatives involve the underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. Beginning May 1, 2001, forward commitments were recorded in the financial statements at fair value. Beginning May 1, 2002, rate lock commitments were required to be recognized at fair value. The approximate notional amounts, fair values, and carrying amounts of these derivatives are as follows at October 31, 2003 and April 30, 2003:


                                             October 31,      April 30,
                                                 2003            2003
                                             -----------     -----------
   Forward contracts
      Notional amount                       $ 96,658,000    $173,176,000
      Fair value                                (173,500)     (1,210,000)
      Carrying amount                           (173,500)     (1,210,000)

   Loans held for sale assigned
     to forward contracts
      Notional amount                       $ 90,811,000    $ 61,860,000
      Fair value                                 307,500         284,000
      Carrying amount                            307,500         284,000

   Rate lock commitments
      Notional amount                       $115,749,000    $174,790,000
      Fair value                                (297,000)        329,000
      Carrying amount                           (297,000)        329,000


 Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments were unable to fulfill their obligations, the Company would not incur any significant additional cost by replacing the positions at market rates in effect on October 31, 2003. Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default. Since many rate lock commitments may expire without being used, the amount above does not necessarily represent future cash commitments.


 NOTE 7 -  PORTLAND MORTGAGE COMPANY ACQUISITION

 Effective May  6, 2003,  the company  acquired  the operations  of  Portland
 Mortgage Company (PMC). PMC is a privately held mortgage banker that employs 58 full-time employees and operates six branches in Oregon and southwest Washington. The acquisition of these offices strengthens the Company's position in the northwest. PMC's business includes both wholesale and retail residential lending. The purchase price for the acquisition was based on the April 30, 2003 equity of PMC, plus 115% of the pretax earnings, as defined in the purchase agreement, of PMC's offices during the first year following the purchase, 50% of the pretax earnings in year two, and 25% of the pretax earnings in year three. Final determination of PMC's equity at April 30, 2003 has not been made; however, based on March 31, 2003 information the Company paid approximately $1,427,000 in cash at closing. $100,000 of this purchase price is in escrow pending final resolution of the transaction and the determination of the subsequent earnings of the operations. The business combination is accounted for under the purchase method of accounting. Accordingly, the results of operations of PMC have been included in the Company's results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Amounts paid in excess of the fair value of the net assets acquired are recorded as goodwill. Though the purchase price allocation has not been finalized the purchase price was allocated as follows based on the Company's best estimates of final resolution of the April 30 equity (in 000's):

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


 NOTE 8 - STOCK OFFERING

 On December 15, 2003, the Company completed its sale of 2,039,214 shares of common stock in an underwritten public offering. The public offering price was $6.67 per share. Net proceeds to the Company totaled approximately $12 million. As a result of the offering, the Company had 5,964,143 shares outstanding at December 15, 2003. The net proceeds of the offering will be used for general corporate purposes, including the implementation of our growth and business strategies.


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

 General

      The Company is a mortgage banking company engaged in the business of originating, selling and servicing residential mortgages in 36 states. During the six months ended October 31, 2003, the Company originated approximately $1.6 billion in loans for resale. Although the Company's mortgage banking business has primarily focused on retail and wholesale residential mortgage origination activities, recently the Company has expanded its business to include mortgage servicing by retaining servicing rights on selected mortgage loans that originated by the Company. The Company's principal lines of business are conducted through its Retail Origination Division, its Wholesale Origination Division and its Servicing Division.

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


 Results of Operations
 Three Months Ended October 31, 2003 and 2002

 Revenue

      Loan volume and revenues increased substantially from period to period. The primary reason for the increase in revenue and loan volume was a steady rise in volume as a result of the interest rate environment as individuals continue to refinance their mortgage loans. This volume also stems from the opening of new locations in fiscal 2002 and 2003.

      Gain on sale of loans increased from $9.7 million for the three months ended October 31, 2002 to $14.6 million for the three months ended October 31, 2003. This increase was attributable to the increase in loan originations from $496.7 million in the same period in 2002 to $622.3 million in the same period in 2003. The three-month period continued to have a significant number of loans originate that had locked interest rates at the end of the previous quarter before the rise in interest rates in the latter two weeks of July, 2003.

      Loan servicing income increased by 558%, or $426,942, as a result of the additions made to the mortgage servicing portfolio throughout 2003. The loan servicing portfolio increased by $886 million, from $214 million at October 31, 2002 to $1.1 billion at October 31, 2003.

      Interest income increased 60%, or $760,718, from $1.3 million for the three months ended October 31, 2002 to $2.0 million for the three months ended October 31, 2003. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale.

 Expenses:

      Salary and commissions expenses increased 43% from $7,452,379 for the three months ended October 31, 2002 to $10,692,229 for the three months ended October 31, 2003. The increase was attributed to four main factors: an increase in loan origination volume which substantially increased commissions to the Company's sales force; continued investment in the expansion of the Company's sales organization; the increase in staff related to the acquisition of PMC; and the increasing cost of commissions paid on wholesale loan originations.

      Selling and administrative expenses increased 123% from $1,400,847 for the period ended October 31, 2002 to $3,120,273 for the period ended October 31, 2003. The increase from period to period is due to the expansion of the sales effort including additional offices, especially in the southeastern United States and the volume of loan originations and sales as well as the PMC acquisition. Further, the Company has increased its lead generation purchases for its retail segment substantially in 2003. In addition, the increase from period to period is attributable to an increased emphasis on quality control initiatives as the volume of loans has increased.

      Interest expense increased $318,059, or 46%, from $692,878 for the three months ended October 31, 2002 to $1,010,937 for the three months ended October 31, 2003. This increase was the result of an increase in overall loan originations and the average balance of notes payable on the warehouse lines of credit. Generally, the interest paid on loans to the warehouse facilities is at a rate less than those paid by the borrowers while the loans are held for sale creating margin for the Company when comparing interest income to interest expense.

      Income taxes  increased  from  $596,593  for  the  three  months  ended
 October 31, 2002 to $887,235 for the three months ended October 31, 2003. This increase in taxes was the result of an increase in taxable income for the same periods.


 Six Months Ended October 31, 2003 and 2002

 Revenue

      Loan volume and revenues increased substantially from period to period. The primary reason for the increase in revenue and loan volume was a steady rise in volume as a result of the interest rate environment as individuals continue to refinance their mortgage loans. This volume also stems from the opening of new locations in fiscal 2002 and 2003.

      Gain on sale of loans increased from $14.8 million for the six months ended October 31, 2002 to $34.4 million for the six months ended October 31, 2003. This increase was attributable to the increase in loan originations from $699 million in the same period in 2002 to $1.6 billion in the same period in 2003. The six-month period included a very low interest rate environment in the first three months and continued to have a significant number of loans originate that had locked interest rates during the early portion of that period before the rise in interest rates the last two weeks of July, 2003.

      Loan servicing income increased by 454% or $594,627 as a result of the additions made to the mortgage servicing portfolio throughout 2003. As this increase is a result of the Company's servicing portofolio increasing to $1.1 billion at October 31, 2003, the Company expects its servicing income to continue to equal or exceed these levels.

      Interest income increased 96% or $2.1 million from $2.2 million for the six months ended October 31, 2002 to $4.3 million for the six months ended October 31, 2003. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale.

 Expenses

      Salary and commissions expenses increased 136% from $11.2 million for the six months ended October 31, 2002 to $26.5 million for the six months ended October 31, 2003. The increase was attributed to four main factors: an increase in loan origination volume which substantially increased commissions to the Company's sales force; continued investment in the expansion of the Company's sales organization; the increase in staff related to the acquisition of PMC; and the increasing cost of commissions paid on wholesale loan originations.

      Selling and administrative expenses increased 104% from $2.7 million for the period ended October 31, 2002 to $5.4 million for the period ended October 31, 2003. The increase from period to period is due to the expansion of the sales effort including additional offices, especially in the southeastern United States and the volume of loan originations and sales as well as the PMC acquisition. Further, the Company has increased its lead generation purchases substantially in 2003. In addition, the increase from period to period is attributable to an increased emphasis on quality control initiatives as the volume of loans has increased.

      Interest expense increased 101% from $1.1 million for the six months ended October 31, 2002 to $2.3 million for the six months ended October 31, 2003. This increase was the result of an increase in overall loan originations and the average balance of notes payable on the warehouse lines of credit. Generally, the interest paid on loans to the warehouse facilities is at a rate less than those paid by the borrowers while the loans are held for sale creating margin for the Company when comparing interest income to interest expense.

      Income taxes increased from $817,675 for the six months ended October 31, 2002 to $2,079,914 for the six months ended October 31, 2003. This increase in taxes was the result of an increase in taxable income for the same periods.

 Financial Condition

      Total assets increased from $171 million at April 30, 2003 to $172 million at October 31, 2003, representing an increase of 1%. At October 31, 2003, net mortgage servicing rights increased to $11.5 million, an increase of 143% from April 30, 2003. This significant increase resulted from the retention of servicing rights with respect to selected mortgage loans that the Company originated. As the retention of servicing rights on loans that are sold causes the Company to receive less proceeds on each sale where servicing rights are retained, the Company's cash and cash equivalents decreased in the six month period from $7.9 million to $4.2 million or $3.7 million. Additionally, as servicing revenues increase, the Company's prepaid expenses and other assets increase as the receivable related to that income increased. The remainder of the increase in prepaid expenses and other assets is generally related to an increase in prepaids surrounding the timing of rent payments and prepaid items acquired from PMC.

      Total liabilities decreased from $158 million at April 30, 2003 to $156 million at October 31, 2003 representing a 1% decrease. The decrease is primarily due to the changes in the amounts outstanding under the Company's warehouse lines of credit for the period of $4 million dollars. This decrease is partially offset by an increase in other liabilities of approximately $3 million, over half of which is related to deferred income taxes and taxes payable.

      Total shareholders' equity increased from $12,880,000 at April 30, 2003 to $16,007,088 an increase of $3,127,038. This increase was due primarily to the retention of $3,111,9023 of the Company's earnings over the same period.

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

      During the six months ended October 31, 2002 and October 31, 2003, net cash from operating activities was $(88.3) million and $22.3 million, respectively. Net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale, additions to mortgage servicing rights and the change in accrued expenses and other current liabilities. For the six months ended October 31, 2003, the Company originated $1.6 billion in loans held for sale and sold $1.7 billion of loans. This compares to the origination of $699 million in loans held for sale and the sale of $623 million in loans for the six months ended October 31, 2002. During the first six months of the fiscal year 2003, the Company has continued to pursue its strategy of retaining servicing rights on certain mortgage loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available to the Company. The Company has employed capital to finance the retention of servicing rights. However, the retention of servicing rights creates an asset on the Company's balance sheet which has grown $6.8 million in the six-month period and creates a future cash flow stream.

      Net cash from investing activities was $(55,902) for the six month period ended October 31, 2002 compared to $72,250 for the six month period ended October 31, 2003. The change from 2002 to 2003 was largely attributable to the purchase of leasehold improvements and equipment. Capital expenditures for the period ended October 31, 2003 were approximately $358,000, principally in technology and to a lesser extent for the expansion of sales organization facilities. The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings. The Company's acquisition of PMC yielded net cash as the initial purchase payout was less than PMC's cash on hand at closing.

      Cash flow from financing activities for the six months ended October 31, 2002 and 2003 was $87.6 million and( $26.1) million, respectively. This change resulted largely from the fluctuation in warehouse lines of credit. On August 1, 2003, the Company consolidated several warehouse arrangements into one amended and restated warehouse credit agreement with five commercial banks. Under the terms of the agreement, the Company has a $110,000,000 credit facility expiring December 15, 2003 generally at a rate of the 30-day LIBOR plus 140 basis points. Additionally, the Company amended another major warehouse facility on August 27, 2003 to be a permanent $75 million facility which expires August 26, 2004. That amendment also had a provision for an extension of the facility from $75 million to $100 million from inception until October 24, 2003.

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

      Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis. The Company funds its business, in part, through the use of warehouse lines of credit. Outstanding borrowings pursuant to the warehouse lines of credit totaled $147 million at October 31, 2003 and $151 million at April 30, 2003. The interest rates on the warehouse lines of credit vary and resulted in a weighted average rate of 2.6% at October 31, 2003 and 2.9% at April 30, 2003. If the Company cannot successfully maintain its existing credit facilities or replace them with comparable financing sources, the Company may be required to curtail its loan origination activities, which would have a material adverse effect on its financial condition and results of operations. Because the credit facilities are short-term lending commitments, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for the Company to secure continued financing.

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

 Inflation

      The Company believes that the effect of inflation, other than its potential effect on market interest rates, has been insignificant thus far. Due to technological and infrastructure advancements, an increase in the Company's servicing portfolio, and the opening of additional branches, the Company expects to continue to minimize seasonality fluctuations.


 ITEM 3.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of October 31, 2003. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.


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

        4.1 Underwriter's Warrant (filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on November 6, 2003 and incorporated herein by reference).

        10.1 Amendment No. 11 to Master Repurchase Agreement, dated August 27, 2003 (filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on November 6, 2003 and incorporated herein by reference).

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


    (b)     Reports on Form 8-K

        The Company filed current reports on Form 8-K during the quarter ended October 31, 2003 on August 19, 2003 and September 19, 2003.



                                  SIGNATURES


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNITED FINANCIAL MORTGAGE CORP.

 Date:  December 15, 2003         By:  /s/ Steve Y. Khoshabe
                                       ----------------------------
                                       Steve Y. Khoshabe
                                       President and Chief Executive
                                       Officer

 Date:  December 15, 2003         By:  /s/ Robert L. Hiatt
                                       ----------------------------
                                       Robert L. Hiatt
                                       Chief Financial Officer

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

 4.1 Underwriter's Warrant (filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on November 6, 2003 and incorporated herein by reference).

 10.1     Amendment No. 11 to Master Repurchase Agreement, dated
          August 27, 2003 (filed as an exhibit to the Company's
          Registration Statement on Form SB-2 filed on November 6, 2003 and incorporated herein by reference).

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