Form 10QSB
period 2004-01-31
UNITED FINANCIAL MORTGAGE CORP
filed 2004-03-16
CIK 916823

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


 (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended January 31, 2004

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                              815 Commerce Drive
                                  Suite 100
                          Oak Brook, Illinois 60523
                   ----------------------------------------
                   (Address of principal executive offices)

                                (630) 571-7222
                          ---------------------------
                          (Issuer's telephone number)

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes  [ X ]        No  [   ]

 State the number of shares outstanding of each of the issuer's common equity, as of the last practicable date:

                                                Outstanding at
                  Class                         March 12, 2004
                  -----                         --------------
    Common Stock, no par value, net of
              treasury stock                      5,964,143

 Transitional Small Business Disclosure Format (check one):
 Yes [   ]  No  [ X ]

                       UNITED FINANCIAL MORTGAGE CORP.
                                 FORM 10-QSB
                              TABLE OF CONTENTS


                                                                     PAGE NO.
 PART I FINANCIAL INFORMATION

 Item 1. Financial Statements
           Balance Sheets as of January 31, 2004 and April 30, 2003      3

           Statements of Income for the three and nine months
           ended January 31, 2004 and 2003                               4

           Statements of Cash Flows for the nine months ended
             January 31, 2004 and 2003                                   5

           Notes to the Unaudited Financial Statements                   6

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          15

 Item 3.   Controls and Procedures                                      23


 PART II   OTHER INFORMATION                                            23

 Item 1.   Legal Proceedings                                            23

 Item 2.   Changes in Securities                                        23

 Item 3.   Defaults Upon Senior Securities                              24

 Item 4.   Submission of Matters to a Vote of Security Holders          24

 Item 5.   Other Information                                            24

 Item 6.   Exhibits and Reports on Form 8-K                             24


 FORM 10-QSB SIGNATURE PAGE                                             S-1

                       UNITED FINANCIAL MORTGAGE CORP.
                                Balance Sheets
                                 (Unaudited)


                                                  January 31,      April 30,
                                                     2004            2003
                                                 ------------    ------------
 ASSETS
 Cash and due from financial institutions       $  13,083,135   $   1,541,445
 Interest-bearing deposits in financial
   institutions                                     1,148,292       6,371,979
                                                 ------------    ------------
     Total cash and cash equivalents               14,231,427       7,913,424

 Restricted cash                                    1,497,049         745,039
 Certificates of deposit                            1,244,830       1,227,451
 Loans held for sale                              104,941,105     154,734,980
 Notes receivable-related parties                      14,111          53,984
 Mortgage servicing rights, net                    12,266,814       4,735,490
 Leasehold improvements and equipment, net          1,131,768         592,516
 Prepaid expenses and other assets                  2,359,702         947,475
                                                 ------------    ------------
     Total assets                               $ 137,686,806   $ 170,950,359
                                                 ============    ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
   Warehouse lines of credit                    $ 100,197,065   $ 151,473,234
   Note payable                                       350,000         350,000
   Accrued expenses and other liabilities           8,417,553       6,247,075
                                                 ------------    ------------
     Total liabilities                            108,964,618     158,070,309

 Shareholders' equity
   Preferred stock, 5,000,000 authorized, no par
    value, Series A redeemable shares, 63 issued
    and outstanding at January 31, 2004 and
    April 30, 2003 (aggregate liquidation
    preference of $315,000)                           315,000         315,000
   Common stock, no par value, 20,000,000
    shares authorized, 6,140,843 shares
    issued at January 31, 2004 and 4,095,229
    at April 30, 2003                              18,726,613       6,634,403
   Retained earnings                               10,002,165       6,252,237
                                                 ------------    ------------
                                                   29,043,778      13,201,640
   Treasury stock, 176,700 shares at January
     31, 2004 and at April 30, 2003, at cost         (321,590)       (321,590)
                                                 ------------    ------------
     Total shareholders' equity                    28,722,188      12,880,050
                                                 ------------    ------------
     Total liabilities and shareholders' equity $ 137,686,806   $ 170,950,359
                                                 ============    ============

        See accompanying notes to the unaudited financial statements.


                       UNITED FINANCIAL MORTGAGE CORP.
                             Statements of Income
                                 (Unaudited)


                               Nine Months    Nine Months   Three Months   Three Months
                                  Ended          Ended          Ended          Ended
                               January 31,    January 31,    January 31,    January 31,
                                  2004           2003           2004           2003
                               ----------     ----------     ----------     ----------
 Revenues
  Gain on sale of loans       $44,230,985    $28,892,817    $ 9,860,540    $14,138,564
  Loan servicing income         1,689,567        229,877        964,104         99,041
  Interest income               6,016,639      3,777,305      1,735,628      1,597,471
  Other income                    318,457        105,873        125,531         44,373
                               ----------     ----------     ----------     ----------
    Total revenues             52,255,648     33,005,872     12,685,803     15,879,449

 Expenses
  Salaries and commissions     34,700,216     22,126,333      8,206,430     10,904,653
  Selling and administrative    7,926,284      4,229,625      2,514,802      1,578,327
  Interest expense              3,133,030      1,921,889        852,046        786,192
  Depreciation                    240,927        111,857         49,150         38,288
                               ----------     ----------     ----------     ----------
    Total expenses             46,000,457     28,389,704     11,622,428     13,307,460
                               ----------     ----------     ----------     ----------
 Income before income taxes
   and cumulative effect of
   change in accounting
   principle                    6,255,191      4,616,168      1,063,375      2,571,989

 Income taxes                   2,505,263      1,846,467        425,349      1,028,796
                               ----------     ----------     ----------     ----------
 Income before cumulative
   effect of change in
   accounting principle         3,749,928      2,769,701        638,026      1,543,193

 Cumulative effect of change
   in accounting principle,
   net of tax                           -         86,821              -              -
                               ----------     ----------     ----------     ----------
 Net income                   $ 3,749,928    $ 2,856,522    $   638,026    $ 1,543,193
                               ==========     ==========     ==========     ==========

 Basic earnings per common
   share before cumulative
   effect of change in
   accounting principle       $       .88    $       .71    $       .13    $       .39
 Per share cumulative effect
   of a change in accounting
   principle                            -            .02              -              -
                               ----------     ----------     ----------     ----------
 Basic earnings per
   common share               $       .88    $       .73    $       .13    $       .39
                               ==========     ==========     ==========     ==========

 Diluted earnings per common
   share before cumulative
   effect of change in
   accounting principle       $       .84    $       .70    $       .12    $       .39
 Per share cumulative effect
   of a change in accounting
   principle                            -            .02              -              -
                               ----------     ----------     ----------     ----------
 Diluted earnings per
   common share               $       .84    $       .72    $       .12    $       .39
                               ==========     ==========     ==========     ==========

        See accompanying notes to the unaudited financial statements

                       UNITED FINANCIAL MORTGAGE CORP.
                          Statements of Cash Flows
                                (Unaudited)


                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                  January 31,      January 31,
                                                      2004             2003
                                                 -------------    -------------
 Cash flows from operating activities
  Net income                                    $    3,749,928   $    2,856,522
  Adjustments to reconcile net income to net
    cash from operating activities
    Depreciation                                       240,927          105,000
    Amortization of mortgage servicing rights        1,870,801          398,993
    Cumulative effect of a change in
      accounting principle                                   -          (86,821)
    Gain on sale of loans                          (44,230,985)     (28,892,817)
    Origination of mortgage loans held for sale (2,035,647,575) (1,272,197,076) Proceeds from sale of mortgage loans held
      for sale                                   2,143,260,559    1,232,458,265
    Change in prepaid expenses and other assets     (1,308,877)         557,976
    Change in accrued expenses and other
      liabilities                                    1,408,924        2,602,660
    Establish (reverse) valuation allowance
      on mortgage servicing rights                  (1,229,137)         533,945
                                                 -------------    -------------
       Net cash from operating activities           68,114,565      (61,663,353)

 Cash flows from investing activities
  Acquisition of mortgage company net of
    cash acquired                                      153,873                -
  Net change in certificates of deposit                (17,379)          (5,616)
  Change in restricted cash                           (752,010)      (1,107,432)
  Changes in notes receivable - related
    parties, net                                        44,263           35,960
  Purchase of leasehold improvements and
    equipment, net                                    (450,944)        (161,622)
                                                 -------------    -------------
    Net cash from investing activities              (1,022,197)      (1,238,710)

 Cash flows from financing activities
  Issuance of common stock                          12,092,210              500
  Purchase of treasury stock                                 -          (75,630)
  Payment on note payable                                    -          (19,836)
  Changes in warehouse lines of credit, net        (72,866,575)      64,563,986
                                                 -------------    -------------
    Net cash from financing activities             (60,774,365)      64,469,020
                                                 -------------    -------------

  Decrease in cash and cash equivalents              6,318,003        1,566,957

 Cash and cash equivalents at beginning
   of period                                         7,913,424        6,206,205
                                                 -------------    -------------
 Cash and cash equivalents at end of period     $   14,231,427   $    7,773,162
                                                 =============    =============

        See accompanying notes to the unaudited financial statements

                       UNITED FINANCIAL MORTGAGE CORP.
                 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                               JANUARY 31, 2004


 NOTE 1 - BASIS OF PRESENTATION

 United Financial Mortgage Corp. ("UFMC" or "the Company") is an Illinois corporation organized to engage in the business of originating, selling and servicing residential mortgages in 36 states. Although the Company's mortgage banking business has primarily focused on retail and wholesale residential mortgage origination activities, recently the Company has expanded its business to include mortgage servicing by retaining servicing rights on selected mortgage loans that were originated by the Company. The Company's principal lines of business are conducted through its Wholesale Origination Division, its Retail Origination Division and its Servicing Division. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's mortgage banking operations are considered by management to be aggregated in one reportable operating segment. The Company is an approved mortgage loan seller/servicer with the Federal Home Loan Mortgage Corporation and with the Federal National Mortgage Association. In addition, the Company is an approved mortgagee with the Government National Mortgage Association, the Federal Housing Administration, and the Department of Veteran's Affairs.

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

 The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the nine-month and three-month periods ended January 31, 2004 are not necessarily indicative of the results that might be expected for the 12 months ending April 30, 2004.

 Restricted Cash: The Company is required to maintain cash balances with its warehouse banks under the terms of the warehouse credit facilities.

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

 The Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin (SAB) 105, Loan commitments, on valuing mortgage loan rate lock commitment derivatives. The SAB states that a rate lock commitments are written options that should be recorded at zero or recorded as a liability if market interest rates move above the rate committed to the borrower.

 The SAB is effective for loan commitments entered into April 1, 2004 or later. The SEC view is consistent with the Company's accounting policy in a stable or rising interest rate environment and would have no effect on the Company in such rate environments. However, the Company generally records a rate lock derivative asset in a falling rate environment, and this asset would not be recordable under the SAB. Accordingly, while the impact of this SAB at April 1, 2004 is currently unknown, the Company expects that net income would decline during periods of falling interest rates due to the inability to record rate lock derivative assets.

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

 Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. The impairment charges reversed during the nine months and three months ended January 31, 2004 were a result of this process.

 Impact of Interest Rate Fluctuations: Interest rate fluctuations generally have a direct impact on a mortgage banking institution's financial performance. Significant increases in interest rates may make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans as well as potentially reduce the number of borrowers who may seek to refinance their current loans. As a result, the volume and related income from loan originations may be reduced. Significant increases in interest rates will also generally increase the value of the Company's servicing portfolio, as a result of slower anticipated prepayment activity.

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

 Stock-Based Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income for common shareholders and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                         Nine Months            Three Months
                                        Ended Jan. 31,         Ended Jan. 31,
                                     --------------------   -------------------
                                       2004       2003        2004       2003
                                     ---------  ---------   --------  ---------
  Net income, as reported           $3,749,928 $2,856,522  $ 638,026 $1,543,193
  Deduct:  Stock-based compensation
   expense determined under fair
   value based method                  136,783     71,979    104,372     35,989
                                     ---------  ---------   --------  ---------
  Pro forma net income              $3,613,145 $2,784,543  $ 533,654 $1,507,204
                                     =========  =========   ========  =========
  Basic earnings per common share
    as reported                           $.88       $.73       $.13       $.39
  Pro forma basic common earnings
    per share                             $.85       $.71       $.11       $.38

  Diluted earnings per common
    share as reported                     $.84       $.72       $.12       $.39
  Pro forma diluted earnings
    per common share                      $.81       $.70       $.10       $.38


 Reclassifications: Certain prior period amounts have been reclassified to conform to the current presentation.


 NOTE 2 - MORTGAGE LOANS SERVICED AND LOANS HELD FOR SALE

 The Company sells mortgage loans to secondary market investors ("Investor(s)"). These loans can be sold in one of two ways, servicing released or servicing retained. If a loan is sold servicing released, the Company has sold all the rights to the loan and the associated servicing rights. If a loan is sold servicing retained, the Company has sold the loan and kept the servicing rights, and thus the Company is responsible for collecting monthly principal and interest payments and performing certain escrow services for the Investor. The Investor, in turn, pays an annual fee for these services. The Company performs these servicing activities through what is referred to as a sub-servicer arrangement. The sub-servicer collects the monthly principal and interest payments and performs the escrow services for the Investor on behalf of the Company. The Company pays the sub-servicer a fee for these services. The Company's servicing portfolio for third parties was approximately $1.2 billion, $526 million and $303 million at January 31, 2004, April 30, 2003, and January 31, 2003, respectively. These loans are owned by third parties and are not included in the assets of the Company. The value of the servicing rights is however included in the assets of the Company under the category of mortgage servicing rights, net.

 Activity related to capitalized mortgage servicing rights and the related valuation allowance for the nine and three months ended January 31, 2004 and 2003 is summarized in the following:

                                 Nine Months Ended       Three Months Ended
                                    January 31,              January 31,
                              ----------------------   ----------------------
                                 2004        2003         2004        2003
                              ----------   ---------   ----------   ---------
 Servicing rights:
   Beginning of period       $ 5,964,627  $1,508,724  $11,675,780  $2,838,750
      Additions                8,172,988   2,623,961    1,013,064   1,179,185
      Amortized               (1,870,801)   (398,993)    (422,030)   (284,243)
                              ----------   ---------   ----------   ---------
   Balance at end of period  $12,266,814  $3,733,692  $12,266,814  $3,733,692
                              ==========   =========   ==========   =========

 Valuation Allowance:
   Beginning of period       $(1,229,137) $ (169,026) $  (169,026) $ (169,026)
      Provision                        -    (533,945)           -    (533,945)
      Valuation Allowance
        Reversal               1,229,137           -      169,026           -
                              ----------   ---------   ----------   ---------
   Balance at end of period  $         -  $ (702,971) $         -  $ (702,971)
                              ==========   =========   ==========   =========

 The Company analyzes the mortgage servicing rights for impairment on a quarterly basis. The reversal of the impairment charges incurred during the three and nine months ended January 31, 2003 was a result of this process. This reversal is reflected in gain on sale in the statement of income for the three and nine months ended January 31, 2004.

 The balances of loans held for sale were as follows:

                                          January 31, 2004    April 30, 2003
                                             -----------        -----------
    Loans held for sale                     $104,941,105       $154,734,980
    Less:  Allowance to adjust loans
      not assigned to forward contracts
      to lower of cost or market                       -                  -
                                             -----------        -----------
      Loans held for sale, net              $104,941,105       $154,734,980
                                             ===========        ===========


 NOTE 3 - WAREHOUSE LINES OF CREDIT

 The Company funds mortgage loan activity using various warehouse lines of credit that are secured by the mortgage loans funded by the lines. On August 1, 2003, the Company combined several of its warehouse agreements into one reducing its total number of lines to four. At the renewal of the combined facility on December 15, 2003, the facility was reduced to $85 million and extended through August 29, 2004. Additionally, on August 27, 2003, one of its facilities was permanently amended to $75 million with a temporary increase to $100 million which expired October 24, 2003. In January, 2004, the Company increased its $20 million facility with a commercial entity to $35 million through its expiration on April 15, 2004. The table below reflects the amounts outstanding on these lines as if the combination was in place for all periods presented. As it has historically, the Company expects to renew or extend its expiring credit facilities at levels appropriate for then current operations.

 Amounts outstanding  under  the various  credit  facilities consist  of  the following:
                                                      January  31,  April 30,
                                                          2004        2003
                                                     -----------  -----------
   $85 million mortgage warehouse credit
   facility at a commercial bank; interest
   at the 30-day LIBOR plus 140 basis
   points; expires August 29, 2004;
   interest rate was 2.51% at period end.           $ 57,159,165 $ 75,860,535

   $75 million mortgage warehouse credit
   facility at a commercial bank; interest
   rate at the 30-day LIBOR plus a
   rate depending on the type of loan
   funded; expires August 26, 2004;
   weighted average interest rate was
   2.73% at period end.                               33,993,087   73,562,560

   $2.6 million mortgage warehouse credit
   facility at a commercial bank; interest
   rate is fixed at prime at the time of
   each advance; expires at October 31,
   2004; weighted average interest rate
   was 4.24% at period end.                            1,804,383    1,295,655

   $35 million mortgage warehouse credit
   facility at a commercial entity;
   interest is a margin based on underlying
   collateral over the one-month LIBOR;
   expiring April 15, 2004; interest rate
   was 2.42% at January 31, 2004.                      7,240,430      754,484
                                                     -----------  -----------
                                                    $100,197,065 $151,473,234
                                                     ===========  ===========


 NOTE 4 - EARNINGS PER SHARE

 The following summarizes the computation of basic and diluted earnings per share:
                                                        Nine Months Ended
                                                           January 31,
                                                        2004         2003
                                                     -----------  -----------
 Basic earnings per common share
   Net income for common shareholders               $  3,749,928 $  2,856,522
                                                     ===========  ===========
   Weighted average shares outstanding                 4,269,931    3,937,848
                                                     -----------  -----------
     Basic earnings per share                       $        .88 $        .73
                                                     ===========  ===========

 Diluted earnings per common share
   Net income for common shareholders               $  3,749,928 $  2,856,522
                                                     ===========  ===========
   Weighted average shares outstanding                 4,269,931    3,937,848
   Diluted effect of assumed exercise
     of stock options                                    191,846       31,233
                                                     -----------  -----------
   Diluted average shares outstanding                  4,461,777    3,969,081
                                                     ===========  ===========
     Diluted earnings per common share              $        .84 $        .72
                                                     ===========  ===========

                                                       Three Months Ended
                                                           January 31,
                                                        2004         2003
                                                     -----------  -----------
   Basic earnings per common share
      Net income for common shareholders            $    638,026 $  1,543,193
                                                     ===========  ===========
      Weighted average shares outstanding              4,966,701    3,924,144
                                                     -----------  -----------
        Basic earnings per share                    $        .13 $        .39
                                                     ===========  ===========

   Diluted earnings per common share
      Net income for common shareholders            $    638,026 $  1,543,193
                                                     ===========  ===========
      Weighted average shares outstanding              4,966,701    3,924,144
      Diluted effect of assumed exercise
        of stock options                                 184,797       77,698
                                                     -----------  -----------
      Diluted average shares outstanding               5,151,498    4,001,839
                                                     ===========  ===========
        Diluted earnings per common share           $        .12 $        .39
                                                     ===========  ===========

 For the three months ended January 31, 2004, warrants to purchase 142,745 shares of common stock at a price of $8.00 per share were outstanding but not included in the calculation of the diluted earnings per share because the warrant price was greater than the average market price of the common stock and, therefore, anti-dilutive. For the nine and three months ended January 31, 2003, options to purchase 128,000 shares of common stock at an average price of $6.50 and warrants to purchase 80,000 shares of common stock at $7.80 per share were outstanding but were not included in the calculation of diluted earnings per share because the option or warrant exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive. The $7.80 warrants expired unexercised in May, 2003.


 NOTE 5 - STOCK OPTIONS

 There were 130,500 options granted during the nine and three months ended January 31, 2004 at and exercise price of $6.70. There were 6,400 options exercised during the nine months ending January 31, 2004 at a weighted average exercise price of $2.41 per share. There were no options exercised in the three months ended January 31, 2004. There were 36,550 and 1,000 stock options forfeited during the nine month and three month periods ended January 31, 2004. Total stock options outstanding were 501,350 at January 31, 2004 with exercise prices ranging between $1.10 and $6.70 per share.


 NOTE 6 - DERIVATIVES

 Derivatives such as forward contracts and rate lock commitments are used in the ordinary course of business. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date and are used to manage interest rate risk on loan commitments and loans held for sale. Rate lock commitments are commitments to fund loans at a specific rate. The derivatives involve the underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. Beginning May 1, 2001, forward commitments were recorded in the financial statements at fair value. Beginning May 1, 2002, rate lock commitments were required to be recognized at fair value. The approximate notional amounts, fair values, and carrying amounts of these derivatives are as follows at January 31, 2004 and April 30, 2003:

                                       January 31,         April 30,
                                          2004               2003
                                       -----------        -----------
   Forward contracts
      Notional amount                 $143,214,000       $173,176,000
      Fair value                          (450,600)        (1,210,000)
      Carrying amount                     (450,600)        (1,210,000)

   Loans held for sale assigned
     to forward contracts
      Notional amount                 $ 66,337,000       $ 61,860,000
      Fair value                           287,000            284,000
      Carrying amount                      287,000            284,000

   Rate lock commitments
      Notional amount                 $119,557,000       $174,790,000
      Fair value                           189,400            329,000
      Carrying amount                      189,400            329,000


 Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments were unable to fulfill their obligations, the Company would not incur any significant additional cost by replacing the positions at market rates in effect on January 31, 2004. Management does not expect any counterparty to default on such party's obligations and, therefore, does not expect to incur any cost due to counterparty default. Since many rate lock commitments may expire without being used, the amount above does not necessarily represent future cash commitments.


 NOTE 7 -  PORTLAND MORTGAGE COMPANY ACQUISITION

 Effective May  6, 2003,  the company  acquired  the operations  of  Portland
 Mortgage Company (PMC). PMC is a privately held mortgage banker that employs 58 full-time employees and operates five branches in Oregon and southwest Washington. The acquisition of these offices strengthens the Company's position in the northwest. PMC's business includes both wholesale and retail residential lending. The purchase price for the acquisition was based on the April 30, 2003 equity of PMC of $1,327,000, plus 115% of the pretax earnings, as defined in the purchase agreement, of PMC's offices during the first year following the purchase, 50% of the pretax earnings in year two, and 25% of the pretax earnings in year three. The business combination is accounted for under the purchase method of accounting. Accordingly, the results of operations of PMC have been included in the Company's results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Amounts paid in excess of the fair value of the net assets acquired are recorded as goodwill. The purchase price has been allocated as follows based on the closing equity and approximately $500,000 in payments made or anticipated to be made to the former PMC shareholders based on earnings through January 31, 2004 (in 000's):

 Cash and cash equivalents                    $      1,581
 Loans held for sale                                21,761
 Leasehold improvements and equipment                  329
 Other Assets                                          108
 Goodwill                                              400
 Warehouse lines of credit                         (21,590)
 Accrued expenses and other liabilities               (762)
                                               -----------
   Cash paid through January 31, 2004         $      1,827


 Proforma information has not been provided as the results of the operations of PMC in total are not material to the overall net income of the Company.


 NOTE 8 - STOCK OFFERING

 On December 15, 2003, The Company completed its sale of 2,039,214 shares of common stock in an underwritten public offering. The public offering price was $6.67 per share. Net proceeds to the Company totaled approximately $12.1 million. Upon consummation of the offering, the Company had 5,964,143 common shares outstanding. The net proceeds of the offering will be used for general corporate purposes, including the implementation of our growth and business strategies. In connection with the offering, the Company granted to the underwriter of the offering a warrant to issue 142,745 shares at an exercisable price of $8.00 per share. The warrant expires December 15, 2007.


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

      * management's ability to manage the Company's growth, planned expansion and the diversification of the Company's business;

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

 General

      The Company is a mortgage banking company engaged in the business of originating, selling and servicing residential mortgages in 36 states. During the nine months ended January 31, 2004, the Company originated approximately $2.0 billion in loans for resale. Although the Company's mortgage banking business has primarily focused on wholesale and retail residential mortgage origination activities, recently the Company has expanded its business to include mortgage servicing by retaining servicing rights on selected mortgage loans that originated by the Company. The Company's principal lines of business are conducted through its Wholesale Origination Division, its Retail Origination Division and its Servicing Division.

      Since the Company was organized in 1986, it has focused on growing its origination volume by building a retail and wholesale origination network through internal growth, selective acquisitions and, recently, through relationships with operators of leading Internet mortgage web sites. On May 6, 2003, the Company acquired Portland Mortgage Company ("PMC"). PMC is a privately-held mortgage banking organization that operates five branches in Oregon and southwest Washington.

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


 Results of Operations

 Three Months Ended January 31, 2004 and 2003

 Revenue

      Gain on sale of loans decreased to $9.9 million for the three months ended January 31, 2004 from $14.1 million for the three months ended January 31, 2003. This decrease was attributable to the decrease in loan originations from $573.2 million in the same period in 2003 to $395.0 million in the same period in 2004. The decrease in volume is reflective of the slightly higher interest rates which have prevailed since the end of first quarter coupled with the Company's historical reduced volume in the quarter which contains the winter holidays. Early in the fourth quarter, interest rates returned to the very low levels seen in the first quarter of this fiscal year. For the three months ended January 31, 2004, the originations were 71% refinances, 27% purchases and 2% other.

      Loan servicing income increased by 873%, or $865,063, as a result of the additions made to the mortgage servicing portfolio throughout 2003 and January of 2004. The aggregate unpaid principal balance of the mortgage loans in the loan servicing portfolio increased by $897 million, from $303 million at January 31, 2003 to $1.2 billion at January 31, 2004. Growth in the portfolio is expected to continue as long as interest rates remain in the general range seen over the last year.

      Interest income increased 9%, or $138,157, from $1.6 million for the three months ended January 31, 2003 to $1.7 million for the three months ended January 31, 2004. This increase was attributable to an increase in the average coupon rate of the loans that were originated in the quarter ended January 31, 2004 as well as the length of time the loans were held prior to sale. Higher interest rate loans tend to be less interest rate sensitive and thus become a higher percentage of the volume when rates trend upward and the higher credit quality customers leave the refinance market.

 Expenses:

      Salary and commissions expenses decreased 25% from $10,904,653 for the three months ended January 31, 2003 to $8,206,430 for the three months ended January 31, 2004. The decrease was primarily volume related as the commissions component of the expenses has a strong correlation to loan origination volume.

      Selling and administrative expenses increased 59% from $1,578,327 for the period ended January 31, 2003 to $2,514,802 for the period ended January 31, 2004. The increase from period to period is due to the expansion of the sales efforts including opening additional offices, especially in the southeastern United States as well as the PMC acquisition. Expansion costs consist primarily of office rental and insurance expenses. Additionally, the Company increased its lead generation purchases for its retail segment substantially in 2003 and used outside information technology resources to enhance the automation and connectivity of our new offices and acquisitions.

      Interest expense increased $65,854, or 8%, from $786,192 for the three months ended January 31, 2003 to $852,046 for the three months ended January 31, 2004. This increase was the result of an increase in the average balance of notes payable on the warehouse lines of credit and the length of time the loans were held on the line. Generally, the interest paid on loans to the warehouse facilities is at a rate less than those paid by the borrowers while the loans are held for sale creating margin for the Company when comparing interest income to interest expense. This is demonstrated in gross dollars and well as through the 9% growth in interest income while we have only an 8% growth in interest expense.

      Income taxes decreased from $1,028,796 for the three months ended January 31, 2003 to $425,349 for the three months ended January 31, 2004. This decrease in taxes was the result of the decrease in taxable income for the same periods. The Company's effective tax rate remained consistent at 40% for both periods.


 Nine Months Ended January 31, 2004 and 2003

 Revenue

      Gain on sale of loans increased from $28.9 million for the nine months ended January 31, 2003 to $44.2 million for the nine months ended January 31, 2004. This increase was attributable to the increase in loan originations from $1.3 billion in the same period in 2003 to $2.0 billion in the same period in 2003. The nine-month period included a very low interest rate environment in the first three months and continued to have a significant number of loans originate that had locked interest rates during the early portion of that period before the rise in interest rates the last two weeks of July, 2003. Early in the fourth quarter, interest rates returned to those very low levels. For the nine months ended January 31, 2004, originations were 79% refinances, 20% purchases and 1% other.

      Loan servicing income increased by 635% or $1.5 million as a result of the additions made to the mortgage servicing portfolio throughout 2003. As this increase is a result of the aggregate unpaid principal balance of the mortgage loans in the Company's servicing portfolio increasing to $1.2 billion at January 31, 2004, the Company expects its servicing income to continue to equal or exceed these levels as it continues to maintain the portfolio at these levels and selectively increase it with low fixed-rate loans.

      Interest income increased 59%, or $2.2 million, from $3.8 million for the nine months ended January 31, 2003 to $6.0 million for the nine months ended January 31, 2004. This increase was attributable to an increase in overall loan originations and an increase in the average balance of loans held for sale. Additionally, the Company has seen an increase in its average interest rate balance of the loans held for sale in the last twelve months.

 Expenses

      Salary and commissions expenses increased 57% from $22.1 million for the nine months ended January 31, 2003 to $34.7 million for the nine months ended January 31, 2004. The increase was attributed to four main factors: an increase in loan origination volume which substantially increased commissions to the Company's sales force; continued investment in the expansion of the Company's sales organization; the increase in staff related to the acquisition of PMC; and the increasing cost of commissions paid on wholesale loan originations.

      Selling and administrative expenses increased 87% from $4.2 million for the period ended January 31, 2003 to $7.9 million for the period ended January 31, 2004. The increase from period to period is due to the expansion of the sales efforts including opening additional offices, especially in the southeastern United States and the volume of loan originations and sales as well as the PMC acquisition. Additionally, the Company has increased its lead generation purchases for its retail segment substantially in 2003 and used outside information technology and quality control resources to enhance the automation and connectivity as well as to ensure consistent quality of originations of our new offices and acquisitions.

      Interest expense increased 63% from $1.9 million for the nine months ended January 31, 2003 to $3.1 million for the nine months ended January 31, 2004. This increase was the result of an increase in overall loan originations and the average balance of notes payable on the warehouse lines of credit. Generally, the interest paid on loans to the warehouse facilities is at a rate less than those paid by the borrowers while the loans are held for sale, creating margin for the Company when comparing interest income to interest expense.

      Income taxes increased from $1.8 million for the nine months ended January 31, 2003 to $2.5 for the nine months ended January 31, 2004. This increase in taxes was the result of an increase in taxable income for the same periods. The Company's effective tax rate remained consistent at 40% for both periods.


 Financial Condition

      Total assets decreased from $171 million at April 30, 2003 to $138 million at January 31, 2004, representing a decrease of 19%. This decrease is a result of the loans held for sale portfolio decreasing by 32% since April 30, 2003. This decrease is a result of lower originations in the last five months of the period and consequently, the warehouse lines of credit have declined similarly at 34%. At January 31, 2004, net mortgage servicing rights increased to $12.3 million, an increase of 159% from April 30, 2003. This significant increase resulted from the retention of servicing rights with respect to selected mortgage loans that the Company originated. The retention of servicing rights on loans that are sold causes the Company to receive less proceeds on each sale where servicing rights are retained although the servicing rights generate a cash flow over the life of the loan. During the quarter ended January 31, 2004, the Company raised $12.1 million through the issuance of stock. At January 31, 2004, the Company's net change to its cash and cash equivalents was an increase of $6.3 million. Additionally, as servicing revenues increase, the Company's prepaid expenses and other assets increase as the receivable related to that income increases. The remainder of the increase in prepaid expenses and other assets is generally related to an increase in prepaids surrounding the timing of rent payments and prepaid items acquired from PMC.

      Total liabilities decreased from $158 million at April 30, 2003 to $109 million at January 31, 2004 representing a 31% decrease. The decrease is primarily due to the changes in the amounts outstanding under the Company's warehouse lines of credit for the period of $51.3 million dollars. This decrease is partially offset by an increase in other liabilities of approximately $2.2 million, the majority of which is related to deferred income taxes and taxes payable.

      Total shareholders' equity increased from $12,880,050 at April 30, 2003 to $28,722,188 an increase of $15,842,138. This increase was due primarily to the $12.1 million issuance of common stock and the retention of $3,749,9283 of the Company's earnings over the same period.

 Liquidity and Capital Resources

      Sources of cash flow include cash from gains on sale of mortgage loans, net interest income, servicing fees and borrowings under the Company's warehouse credit facilities. The Company generally sells its mortgage loans on a monthly basis to generate cash for operations. Uses of cash in the short term include the funding of mortgage loan purchases and originations and the retention of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures.

      During the nine months ended January 31, 2004 and January 31, 2003, net cash from operating activities was $68.1 million and $(61.7) million, respectively. Net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale, additions to mortgage servicing rights and the change in accrued expenses and other current liabilities. For the nine months ended January 31, 2004, the Company originated $2.0 billion in loans held for sale and sold $2.1 billion of loans net of retention of mortgage servicing rights. This compares to the origination of $1.3 billion in loans held for sale and the sale of $1.2 billion in loans net of retention of mortgage servicing rights for the nine months ended January 31, 2003. During the nine months ended January 31, 2004, the Company continued to pursue its strategy of retaining servicing rights on certain mortgage loans that the Company originates. Such retention has resulted in some reduction in short term cash flow available to the Company as the Company has employed capital to finance the retention of servicing rights. However, the retention of servicing rights creates an asset on the Company's balance sheet, which increased $7.5 million in the nine-month period ended January 31, 2004, and creates a future cash flow stream by generating servicing income.

      Net cash from investing activities was $(1.0) million for the nine month period ended January 31, 2004 compared to $(1.2) million for the nine month period ended January 31, 2003. An increase in capital expenditures for the period ended January 31, 2004 over the prior nine month period of approximately $289,000, principally in technology and to a lesser extent for the expansion of sales organization facilities was offset by the decrease in required balances in certain cash accounts of approximately $355,000 in the same nine month periods. The Company believes it will continue to make investments in technology in the future to enhance and maintain its product and service offerings. The Company's acquisition of PMC yielded net cash as the initial purchase payout was less than PMC's cash on hand at closing.

      Cash flow from financing activities for the nine months ended January 31, 2004 and 2003 was $(60.8) million and $64.5 million, respectively. This change resulted largely from the decrease in warehouse lines of credit which was partially offset by the Company's $12.1 million common stock issuance in December, 2003. On August 1, 2003, the Company consolidated several warehouse arrangements into one amended and restated warehouse credit agreement with five commercial banks. Under the terms of the agreement, the Company had a $110,000,000 syndicated credit facility expiring December 15, 2003 generally at a rate of the 30-day LIBOR plus 140 basis points. At the December 15, 2003 renewal, the Company reduced its available credit to $85 million to release one of the banks from the syndication. The Company and the Agent Bank of the facility continue to explore options to return the facility to previous levels. Additionally, the Company amended another major warehouse facility on August 27, 2003 to make it a permanent $75 million facility which expires August 26, 2004. That amendment also had a provision for an increase of the facility from $75 million to $100 million from inception until October 24, 2003.

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

      Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis. The Company's cash and cash equivalents at January 31, 2004 and 2003 of $14.2 million and $7.9 million, respectively, represent highly liquid available funds. The Company funds its business, in part, through the use of warehouse lines of credit. Outstanding borrowings pursuant to the warehouse lines of credit totaled $100 million at January 31, 2004 and $151 million at April 30, 2003. The interest rates on the warehouse lines of credit vary and resulted in a weighted average rate of 2.6% at January 31, 2004 and 2.9% at April 30, 2003. If the Company cannot successfully maintain its existing credit facilities or replace them with comparable financing sources, the Company may be required to curtail its loan origination activities, which would have a material adverse effect on its financial condition and results of operations. Because the credit facilities are short-term lending commitments, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for the Company to secure continued financing. Although the Company has historically been able to obtain facility increases when origination levels increase rapidly, there are no assurances that the Company would be able to do so in the future if increases are required.

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

      In addition to the reviews made by the Company's Board of Directors, the Company also has a separate department, the Secondary Marketing Department, that is responsible for managing the risk of changes in interest rates. In addition, the Board of Directors has adopted a formal policy that governs the Secondary Marketing Department and sets forth policies with respect to, among other things, the Company's hedging strategies and sales of mortgage loans in the secondary market.

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


 ITEM 3.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of January 31, 2004. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.


 PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

      The Company is involved in litigation in the normal course of its business. The Company does not expect that the resolution of any of the legal proceedings to which it is presently a party will have a material adverse effect on its results of operations, financial condition or cash flows.


 ITEM 2.  CHANGES IN SECURITIES

    On December 15, 2003, in connection with its public offering, the Company granted a warrant to an affiliate of the underwriter in its public offering. The warrant, which may be exercised between December 15, 2004 and December 15, 2007, gives the warrant holder the right to purchase 142,745 shares of the Company's common stock at a per share purchase price of $8.00. The exemption for registration of the warrant is based up one Section 4(2) of the Securities Act because the grant did not involve a public offering.


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

        4.1      Underwriter's Warrant, dated December 15, 2003.

        10.21    Amendment No. 3 Amended and Restated Warehousing
                 Credit Agreement, dated December 19, 2003.

        10.22 Amendment No. 1 to Early Purchase Program Addendum to Loan Purchase Agreement, dated December 23, 2003.

        10.23 Amendment No. 13 to Master Repurchase Agreement, dated February 2, 2004.

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


    (b) Reports on Form 8-K

        The Company filed current reports on Form 8-K during the quarter ended January 31, 2004 on December 16, 2003.

                                  SIGNATURES


 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  UNITED FINANCIAL MORTGAGE CORP.

 Date:  March 12, 2004            By:  /s/ Steve Y. Khoshabe
                                       -----------------------------
                                       Steve Y. Khoshabe
                                       President and Chief Executive
                                       Officer

 Date:  March 12, 2004            By:  /s/ Robert L. Hiatt
                                       -----------------------------
                                       Robert L. Hiatt
                                       Chief Financial Officer

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

        4.1      Underwriter's Warrant, dated December 15, 2003.

        10.21    Amendment No. 3 Amended and Restated Warehousing
                 Credit Agreement, dated December 19, 2003.

        10.22 Amendment No. 1 to Early Purchase Program Addendum to Loan Purchase Agreement, dated December 23, 2003.

        10.23 Amendment No. 13 to Master Repurchase Agreement, dated February 2, 2004.

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