Form 10KSB
period 2004-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 2004-07-29
CIK 916823

UNITED STATES SECURITIES AND EXHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-KSB

 (Mark One)

   [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 30, 2004
                                      OR
   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from          to

                         Commission File No. 001-14127

                         UNITED FINANCIAL MORTGAGE CORP.
                (Name of small business Issuer in its charter)

              Illinois                                       36-3440533
  -------------------------------                        ------------------
  (State or other jurisdiction of                        (I. R. S. Employer
  incorporation or organization)                         Identification No.)

      815 Commerce Drive, Suite 100
            Oak Brook, Illinois                                 60523
 ----------------------------------------                    ----------
 (Address of principal executive offices)                    (Zip Code)

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

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      State issuers revenues for its most recent fiscal year......$70,153,937

   The aggregate market value of the voting and non-voting common equity held by non-affiliates was $28,926,094 on July 27, 2004.

   (Applicable only to corporate registrants) At July 28, 2004, the total number of outstanding shares of Issuer's common stock, net of treasury stock, was 5,964,143.

   Transitional Small Business Disclosure Form (Check one): Yes [  ]  No [X]

   Documents incorporated by reference. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held September 8, 2004, are incorporated by reference in Part III hereof, to the extent indicated herein.

 ============================================================================

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 This document contains, and future oral and written statements may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, results of operations, plans, objectives and future performance. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. Statements regarding the following subjects are forward-looking by their nature:

   *   our business strategy, including acquisitions;
   *   statements regarding interest rates and yield spreads;
   *   our understanding of our competition;
   *   market trends;
   *   assumptions regarding our mortgage servicing rights; and
   *   projected sources and uses of funds from operations.

 These forward-looking statements are subject to various risks and uncertainties, including those related to:

   * changes in demand for mortgage loans due to fluctuations in the real estate market, interest rates or the market in which we sell our mortgage loans;
   * our access to funding sources and our ability to renew, replace or add to our existing credit facilities on terms comparable to the current terms;
   *   assumptions underlying the value of our mortgage servicing rights;
   *   the negative impact of economic slowdowns or recessions;
   *   management's ability to manage our growth and planned expansion;
   * the effect of the competitive pressures from other lenders or suppliers of credit in our market;
   *   changes in government regulations that affect our business;
   *   our ability to expand origination volume while reducing overhead; and
   * the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market.

 These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning our company and its business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.


 Item 1. Description of Business

 We were incorporated in the State of Illinois in April of 1986 for the purpose of engaging in the business of mortgage banking and, to a limited extent, mortgage brokering. We are currently authorized to engage in the mortgage banking business in 36 states and we have 313 employees, of which 307 are full-time. Our mortgage banking business has primarily focused on the origination of mortgage loans secured by residential real estate (single family residences and one-to-four family residential properties). We originate these mortgage loans through our Wholesale Origination Division, our Retail Origination Division and our relationships with Internet web sites. Virtually all of the mortgage loans that we originate are mortgage loans secured by residential real estate. In addition to the origination of mortgage loans, we also service mortgage loans for others through our Mortgage Loan Servicing Division.

 We also engage in the origination of mortgage loans on commercial real estate, including shopping centers, office properties and other commercial loans. We either broker (i.e., arrange for loan funding from third-party lenders) or fund and service these commercial loans. Commercial loans that we originate may be brokered to other financial institutions, in which case, we receive a negotiated fee. If we originate and service a commercial loan, then revenues are earned based upon the difference between the interest rate paid to the issuer of the credit line and the interest rate paid by the borrower.

 Our mortgage loan origination business primarily generates revenue through (i) origination fees and gains on the sale of mortgage loans, and
 (ii) interest on mortgage loans held, or "warehoused," from their origination or purchase until their sale. Our Mortgage Loan Servicing Division produces income from loan servicing fees paid by the parties for whom we service the mortgage loans.

 The vast majority of the loans that we originate and expect to service are first mortgages secured by single-family residences (one to four units). In addition we may originate, sell, and service loans secured by first mortgages on multi-family residential properties (more than four units).

 Industry Overview

 The residential mortgage market is the largest consumer finance market in the United States. Mortgage banking generally involves the origination or purchase of single-family mortgage loans for sale in the secondary mortgage market. The secondary mortgage market and its evolution have been significantly influenced by two government-sponsored enterprises, Federal National Mortgage Association (commonly referred to as "Fannie Mae") and Federal Home Loan Mortgage Corporation (commonly referred to as "Freddie Mac"), and one government agency, Government National Mortgage Association (commonly referred to as "Ginnie Mae").

 Mortgage lenders typically sell their mortgage loans directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities. Similarly, lenders can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae. In order to arrange these sales or obtain these guarantees, the lender must underwrite its mortgage loans to conform to standards established by Fannie Mae and Freddie Mac or by the Federal Housing Administration (commonly referred to as the "FHA") in the case of Ginnie Mae. Loans with principal balances exceeding agency guidelines, currently those in excess of $333,700 for single-family mortgage loans (i.e., "jumbo" or "nonconforming loans") or those that have other characteristics that do not meet those agency guidelines, are sold to private buyers.

 Mortgage Loan Origination Channels and Market Area

 We originate mortgage loans primarily through our Wholesale Origination Division, our Retail Origination Division and, more recently, through our relationships with Internet mortgage referral web sites.

 The Wholesale Origination Division. Wholesale loan origination involves the funding of mortgage loans submitted by non-affiliated mortgage brokers. We realize revenues from the sale of these mortgage loans in the secondary market to buyers for a price greater than the amount that we paid to the mortgage broker as well as fee income if we choose to keep any of the mortgage servicing rights for our servicing portfolio. Our Wholesale Origination Division acquires mortgage loans from a network of mortgage brokers and other financial intermediaries, including banks.

 As of April 30, 2004, we have established more than 700 active relationships. Mortgage brokers qualify to participate in the Wholesale Origination Division after a review of their reputation, mortgage lending experience and financial condition, including a review of references and, if deemed necessary, financial statements. No single correspondent mortgage broker accounts for a significant portion of the Wholesale Origination Division's mortgage loan production. Our mortgage brokers work directly with the borrower and submit a fully processed loan application to us for an underwriting determination. We apply our customary underwriting standards to each wholesale-originated mortgage loan, issue a written approval and, upon satisfaction of all the lending conditions, close the mortgage loan. In addition, we offer mortgage brokers direct access to Fannie Mae's Desktop UnderwriterR and Freddie Mac's Loan ProspectorR which enables them to give their clients immediate loan approvals.

 During the years ended April 30, 2004 and 2003, the Wholesale Origination Division accounted for approximately 73.2% and 83.2%, respectively, of our mortgage loan origination volume. The Wholesale Origination Division has five branch office locations in three states as follows: Oak Brook, Illinois; Midvale, Utah; and Fair Oaks, Chatsworth and Irvine, California.

 The Retail Origination Division. Retail loan origination involves the direct solicitation of realtors, builders, prospective borrowers and others for the origination of mortgage loans. We derive revenues from the premium that we receive from the purchaser of the mortgage loan and any points or fees paid by the borrower over the cost to fund the mortgage loan as well as fee income if we choose to keep any of the mortgage servicing rights for our servicing portfolio. Generally, we share the premium and/or points and fees on a negotiated basis with loan officers and others who procure the mortgage loan and assist in the loan origination process.

 During the years ended April 30, 2004 and 2003, the Retail Origination Division accounted for approximately 24.2% and 16.1%, respectively, of our mortgage loan origination volume. The Retail Origination Division has 30 branch office locations in 12 states as follows: Chicago (5), Oak Brook, Schaumburg, Bensenville (2), Elmhurst, East St. Louis, Des Plaines, Park Ridge, and Cicero, Illinois; Little Rock, Arkansas; Jacksonville, Florida; Peachtree City, Georgia; Jackson, Mississippi; Las Vegas, Nevada; Rochester, New York; Cary, North Carolina; Portland, Clackamas and Lake Oswego, Oregon; Brentwood, Memphis and Nashville, Tennessee; Norfolk, Virginia; and Longview and Vancouver, Washington.

 Internet Relationships. We have entered into a relationship with a leading Internet mortgage loan web site that connects prospective customers with mortgage loan providers. During the years ended April 30, 2004 and 2003, we originated $70.9 million and $13.3 million, respectively, of mortgage loans through our relationship with this Internet web site, or approximately 2.6% and 0.7%, respectively, of our mortgage loan origination volume. Our Internet arrangement permits us to access potential new customers while incurring limited outlays on overhead and marketing. In the future, we intend on expanding our relationship with this Internet mortgage referral web site, as well as entering into arrangements with other Internet mortgage referral web sites that operate similar online mortgage loan centers.

 Information Technology

 We have invested heavily in technology over the past few years to consolidate and streamline many of our core processes and we will continue to invest significant resources in an effort to increase our efficiency and enhance management controls. We use an interfaced combination of Calyx's Point, Del Mar Database's Data Trac and a variety of closing documentation solutions to support our loan processing, automated underwriting, closing document preparation, adherence to product guidelines, point of sale originations, interest rate locking process, loan disbursement process and loan-level accounting functions. In June 2003, we signed a licensing agreement with Mortgage Connect LLC to utilize its OpenClose Mortgage Platform for both wholesale and retail originations. OpenClose MTG is a web-based loan transaction platform that eliminates third-party transaction issues, networks mortgage brokers and loan officers, offers online origination, automates loan approval, and provides real-time pipeline reports. For those loan officers already using a loan origination system such as Calyx Point, OpenClose MTG provides the ability to upload a loan file from their current loan origination software. Mortgage brokers and loan officers will be ale to securely access and edit all of their mortgage loan files from any computer with Internet access.

 Our website, www.ufmc.com, is also a valuable tool for sales and services to both our new and existing mortgage customers. The web site provides potential customers with the ability to pre-qualify for a mortgage loan, review loan products and submit loan applications online. Current customers can obtain account balances, check the status of their payment or make a payment online. Calculators and other tools help prospective borrowers determine a maximum affordable home price, loan amount and monthly payments. Other resources include educational content for homebuyers.

 Mortgage Loan Products

 We offer a broad and competitive range of mortgage products that seek to meet the mortgage needs of all types of borrowers. Primarily, we originate residential mortgage loans that are principally prime credit quality first-lien mortgage loans secured by single-(one to four) family residences. These mortgage loans consist of conventional mortgage loans, FHA-insured mortgage loans and VA-guaranteed mortgage loans. The majority of our conventional loan originations are conforming mortgage loans, qualifying for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac. The balance of the conventional mortgage loans are non-conforming mortgage loans or mortgage loans that do not otherwise meet Fannie Mae or Freddie Mac guidelines. We make conventional non-conforming mortgage loans with original balances up to $6 million.

 The following table sets forth the number and dollar amount of our mortgage loan production by loan type for the periods indicated:

                                         For the Fiscal Year Ended April 30,
                                        -------------------------------------
                                           2004          2003          2002
                                        ---------     ---------     ---------
                                               (Dollars in thousands)
 Conventional Conforming Loans
  Number of Loans                          10,866         8,632         2,715
  Volume of Loans                      $2,011,218    $1,548,985    $  441,990
    Percent of Total Dollar Volume           73.5%         78.9%         51.5%

 Conventional Non-conforming Loans
  Number of Loans                             529          680            783
  Volume of Loans                      $  122,434    $  182,784    $  203,112
    Percent of Total Dollar Volume            4.5%           .3%         23.7%

 FHA/VA Loans
  Number of Loans                           1,322         1,077         1,252
  Volume of Loans                      $  199,355    $  170,118    $  190,156
    Percent of Total Dollar Volume            7.3%          8.7%         22.2%

 Other Loans
  Number of Loans                           2,755           761           417
  Volume of Loans                      $  401,569    $   61,914    $   22,442
    Percent of Total Dollar Volume           14.7%          3.1%          2.6%

 Total Loans
  Number of Loans                          15,472        11,150         5,167
  Volume of Loans                      $2,734,576    $1,963,801    $  857,700
  Average Loan Amount                  $  176,756    $  176,126    $  165,996


 The following table sets forth the geographic distribution of our mortgage loan production for the periods indicated:

                           For the fiscal years ended April 30,
                      -----------------------------------------------
                              2004                      2003
                      ---------------------     ---------------------
                       Number     Principal      Number     Principal
                      of Loans      Amount      of Loans      Amount
                      --------    ---------     --------    ---------
                                  (Dollars in thousands)

 California             6,656     $1,394,012      6,372     $1,213,958
 Illinois               3,397        591,779      3,311        540,033
 Oregon                 1,881        291,673          4            735
 Utah                   1,395        205,523        748        110,638
 Others (1)             2,143        251,589        713         98,437
 _______________________________
 (1) No other state constitutes more than 2.0% of the total dollar amount of loan production

 Loan Processing and Underwriting

 In general, loan applications are prepared by our loan officers and verified by personnel in our Retail Origination Division. Verification procedures may include, among other things, obtaining: (i) written confirmations of the applicant's income and bank deposits; (ii) a formal credit report on the applicant from an unaffiliated credit reporting agency; (iii) a preliminary title report; and (iv) a real estate appraisal. Appraisals for conventional and FHA loans are prepared by third-party, unaffiliated appraisers who are pre-approved based upon their experience, education and reputation. Completed loan applications, including loan applications prepared and verified by the staff of our approved mortgage brokers from our Wholesale Origination Division, are then transmitted to our Underwriting Department or to underwriting sub-contracting companies who provide underwriting services to us. Our Underwriting Department and its sub-contractors contain experienced staff that verify the completeness and accuracy of application information and determine its compliance with our underwriting criteria and those of applicable government agencies or other investors.

 Underwriting criteria include loan-to-value ratios, borrower income qualifications, investor requirements, insurance and property appraisal requirements. Our underwriting guidelines for Freddie Mac, Fannie Mae, the FHA, and the Department of Veteran's Affairs (commonly referred to as the "VA") loans comply with the written underwriting guidelines of the relevant agency. "Non-Conforming" loans generally include loan products that do not comply with the underwriting guidelines of Freddie Mac, Fannie Mae, the FHA or the VA. Non-conforming loans generally are underwritten by us in accordance with the underwriting guidelines of the applicable investor who purchases the loans.

 Quality Control of Mortgage Origination

 Most of our underwriting personnel function independently of our loan origination personnel and do not report to any individual directly involved in the loan origination process. Our internal Quality Control Department reviews our origination activities in order to enhance the ongoing evaluation of the loan processing function, including employees, credit reporting agencies and independent appraisers. In conducting the reviews, the Quality Control Department reviews the loan applications for compliance with federal and state lending standards, which may involve a second verification of employment prior to loan closing, reconfirmation of banking information and obtaining separate credit reports and property appraisals. The Quality Control Department submits all review results directly to our President and Chief Executive Officer.

 In order to ensure that we originate high quality mortgage loans, we also have, since 1995, retained the services of a quality control company to conduct audits of our loan origination activities on a monthly basis. The quality control company audits, pursuant to contractual specifications, a sample of wholesale and retail loans that we originate. The audit process includes verification of mortgage information, including employment status, wages/salaries, credit standing, property appraisal, confirmation of the borrower's savings and other asset and compliance with other applicable underwriting guidelines. The quality control company selects mortgage loan files on a random basis and provides a quality control management report at the conclusion of each monthly audit.

 During the fiscal year ended April 30, 2004, we sold approximately $2.7 billion in single-family mortgage loans into the secondary market, of which a statistically insignificant amount were repurchased by us or gave rise to indemnification obligations from us. We view loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing reviews by the Quality Control Department.

 Secondary Market Activities

 We sell substantially all of the mortgage loans that we originate or purchase through our mortgage banking operations while retaining the mortgage servicing rights to certain of our mortgage loans. During the years ended April 30, 2004 and 2003, we originated or purchased $2.7 billion and $2.0 billion of mortgage loans, respectively, and sold $2.7 billion and $1.9 billion of mortgage loans, respectively, in the secondary market. Generally, mortgage loans are aggregated into pools and sold, or are sold as individual mortgage loans, to institutional buyers at prices established at the time of sale or pursuant to forward sales commitments. Conforming conventional mortgage loans are generally pooled and exchanged pursuant to the purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, or for Fannie Mae, Freddie Mac or Ginnie Mae mortgage-backed securities, which are generally sold to investment banking firms. A limited number of mortgage loans are sold to other institutional and non-
 institutional buyers. For the years ended April 30, 2004 and 2003, approximately 61% and 77%, respectively, of the total originated mortgage loans were exchanged for cash or Fannie Mae and Freddie Mac mortgage-backed securities, which securities were then sold to investment banking firms for cash. For the years ended April 30, 2004 and 2003, respectively, 20% and 10% were sold to one large institutional investor and the remainder was sold to other institutional and private buyers representing less than 10% of sales individually.

 We exchange and sell mortgage loans on a non-recourse basis. In connection with loan exchanges and sales, we make representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to accuracy of information. If a breach of representations and warranties we made occurs, we typically correct the flaws. If the flaws cannot be corrected, we may be required to take additional actions including the repurchase of mortgage loans that are the subject of the breach. In cases where mortgage loans are acquired from a mortgage broker and there have been material misrepresentations made to us, we generally have the right to resell the flawed mortgage loan back to the mortgage broker pursuant to our agreement with the broker or correspondent. Otherwise, the mortgage broker indemnifies us against loss on these flawed mortgage loans by the broker. We also rely upon contract underwriters for a portion of our loan production, and these underwriters must indemnify us against loss for mortgage loans that are eventually determined not to have met buyer guidelines.

 Mortgage Loan Servicing Activities

 We derive a portion of our revenues from the servicing of mortgage loans for others. For the years ended April 30, 2004 and 2003, we realized servicing fee income, net of amortization and subservicing fees, from our mortgage loan servicing operations of $2.4 million and $.4 million, respectively. Mortgage servicing rights arise in connection with mortgage loans originated or purchased and then sold in the secondary market with mortgage servicing rights retained.

 Mortgage loan servicing includes collecting payments of principal and interest from borrowers, remitting aggregate mortgage loan payments to buyers, accounting for principal and interest payments, holding escrow funds for payment of mortgage-related expenses such as taxes and insurance, making advances to cover delinquent payments, inspecting the mortgaged premises as required, contacting delinquent mortgagors, supervising foreclosures and property dispositions if there are unremedied defaults, and performing other miscellaneous duties related to loan administration. We collect servicing fees from mortgage payments generally ranging from 0.25% (i.e., 25 basis points) per year to 0.75% (i.e., 75 basis points) per year of the declining principal balances of the mortgage loans per annum. We also engage a sub-servicer for servicing these mortgage loans.

 The geographic distribution of our servicing portfolio reflects the broad geographic scope of our loan originations. The four largest states in which we service loans, California, Illinois, Oregon and Utah accounted for approximately 93.8% and 94.2%, respectively, of the total number of mortgage loans serviced and 94.8% and 95.0%, respectively, of the dollar value of the mortgage loans serviced as of April 30, 2004 and 2003. The largest volume by state was California for the years ended April 30, 2004 and 2003, which accounted for approximately 45.2% and 49.3%, respectively, and 49.3% and 53.5% of the mortgage loans serviced by us in terms of number and value, respectively.

 The prepayment risk related to the value of our mortgage servicing rights increases in a declining interest rate environment that provides borrowers with refinancing opportunities. At April 30, 2004 and 2003, the total value of the mortgage servicing rights asset recorded by us was $16.4 million and $4.7 million, respectively.

 Our mortgage loan servicing portfolio includes servicing for fixed rate fully amortizing, adjustable rate and fixed rate balloon payment loans as listed in the following table:

                                    As of April 30,
                                    ---------------
                            Percentage of     Weighted Average
                              Portfolio          Coupon Rate
                           ----------------    ---------------
                            2004      2003      2004     2003
                           ------    ------    ------   ------
 Fixed Rate Fully           93.8%     96.0%      5.4%     5.9%
 Amortizing Loans
 Adjustable Rate Loans       4.3       3.6       4.5      4.8
 Fixed Rate Balloons         1.9       0.4       4.3      5.5
                           -----     -----
    Total Portfolio        100.0%    100.0%      5.4%     5.8%
                           =====     =====

 The following table contains information, as of April 30, 2004 and 2003, on the percentage of fixed rate, single-family mortgage loans serviced for others by us, by interest rate category:

                                    As of April 30,
                                   -----------------
              Coupon Range          2004       2003
             --------------        ------     ------
             6.00% or under         93.5%      68.6%
             6.01 - 7.00%            6.2       29.8
             7.01 - 8.00%             .3        1.5
             8.01 - 9.00%              -         .1
                                   -----      -----
                Total              100.0%     100.0%
                                   =====      =====

 At April 30, 2004 and 2003 we serviced approximately 7,900 and 3,200 mortgage loans with an aggregate unpaid principal balance of $1.4 billion and $526 million, respectively. Of these loans, .4% and .1% were delinquent and one and none were in foreclosure as of April 30, 2004 and 2003, respectively.

 Seasonality

 The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in mortgage interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, mortgage delinquency rates typically rise temporarily in the winter months. The mortgage loan servicing business is generally not subject to seasonal trends.

 Competition

 The mortgage banking industry is highly competitive. We compete with other financial institutions, such as mortgage banks, mortgage brokers state and national banks, savings and loan associations, savings banks, credit unions, insurance companies and other finance companies and Internet-based lending companies, many of which are larger and have greater financial, technical and marketing resources. Competition in the mortgage banking industry is based on many factors, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan and interest rates. We compete principally by offering mortgage loans with competitive features, by emphasizing the quality of our service and by pricing our products at competitive rates.

 During the fiscal years ended April 30, 2004 and 2003, the mortgage market experienced a dramatic increase in refinance volume as mortgage rates reached historic lows. These market conditions became less favorable toward the end of 2004 and this trend is expected to continue through 2005. As a result, the overall pace of refinance activity has slowed. Accordingly, competitive pressures are expected to increase as a greater emphasis is placed on purchase money mortgages.

 In recent years, the level of complexity in the mortgage lending business has increased significantly due to several factors:

   * The continuing evolution of the secondary mortgage market has resulted in a proliferation of mortgage products;

   * Greater regulation imposed on the industry has resulted in increased costs and the need for higher levels of specialization; and

   *   Interest rate volatility has risen over the last decade.

 At the same time, homeowners' propensity to refinance their mortgages has increased as the refinance process has become more efficient and cost-effective. The combined result has been large swings in the volume of mortgage loans originated from year to year. These swings in mortgage origination volume have placed significant pressure on both the originations and the servicing sides of the mortgage business.

 Regulatory

 The mortgage lending industry is highly regulated under both federal, state and local law. Our mortgage banking business is subject to the rules and regulations of, and examination by, the following entities with respect to the processing, origination, selling and servicing of mortgage loans:

   *   HUD;

   *   The Department of Veteran Affairs;

   *   Fannie Mae, Freddie Mac, Ginnie Mae; and

   *   Federal, state and local regulatory authorities.

 Our business is subject to extensive federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include, among others:

   *   the Equal Credit Opportunity Act;

   *   the Federal Truth in Lending Act;

   *   the Home Ownership and Equity Protection Act;

   *   the Real Estate Settlement Procedures Act;

   *   the Fair Credit Reporting Act;

   *   the Fair Debt Collection Practices Act;

   *   the Home Mortgage Disclosure Act;

   *   the Fair Housing Act; and

   *   the Gramm-Leach-Bliley Act.

 In addition, because we originate mortgage loans in 36 states, we must comply with the laws and regulations, as well as judicial and administrative decisions of those jurisdictions. Further, individual cities and counties have begun to enact laws that restrict certain types of loan origination activities in those cities and counties.

 These federal, state and local laws, rules and regulations, among other things:

   *   impose licensing obligations and financial requirements on us;

   * limit the interest rates, finance charges and other fees that we may charge;

   *   prohibit discrimination;

   *   impose underwriting requirements;

   *   mandate disclosures and notices to consumers;

   * mandate the collection and reporting of statistical data regarding our customers;

   *   impose underwriting requirements;

   *   regulate our marketing techniques and practices; and

   *   require us to safeguard non-public information about our customers.

 Our failure to comply with these laws, rules and regulations can lead to:

   *   civil and criminal liability;

   *   loss of approved status;

   * demands for indemnification or loan repurchases from buyers of our loans;

   *   class action lawsuits; and

   *   administrative enforcement actions.

 We actively analyze and monitor the laws, rules and regulations that apply to our business, as well as the changes to such laws, rules and regulations. We seek to maximize the extent to which we can program applicable laws, rules and regulations into our technology systems in order to minimize non-compliance as a result of human error. In addition, we regularly provide training courses and distribute summaries of relevant laws, rules and regulations to all appropriate personnel. Our compliance with applicable laws, rules and regulations is reviewed not only by our own compliance department, but by the warehouse lenders who finance our loans, the buyers that purchase our loans, and the state and federal governmental agencies that regulate us. Although we believe that we are currently in compliance in all material respects with applicable federal, state and local laws, rules and regulations, we cannot assure you that we are, or that we will continue to be, in full compliance with such laws, rules and regulations.

 Additionally, there are a number of proposed and recently enacted federal, state and local laws and regulations aimed at lending practices affecting borrowers with blemished credit, that have been determined to be "predatory." In general, these laws and regulations will impose new loan disclosure requirements, restrict or prohibit certain loan terms, fees and charges such as prepayment penalties, and will increase penalties for non-compliance. Due to our lending practices, we do not believe that the existence of, or compliance with, these laws and regulations will have a material adverse effect on our financial condition and our results of operations. However, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that existing laws, rules and regulations will not be applied in a manner that may adversely impact our business or make compliance more difficult or expensive.


 Item 2. Description of Property

 Our corporate and administrative headquarters are located in leased facilities in Oak Brook, Illinois. These facilities comprise approximately 11,200 square feet of space in a building leased by us for a seven-year term at an annual rate of approximately $13.00 to $15.53 per square foot, triple net, which lease expires in 2010. We lease an aggregate of 35 spaces for our branch offices in Oregon, Washington, Illinois, Tennessee, California, North Carolina, New York, Virginia, Georgia, Mississippi, Florida, Nevada, Arkansas and Utah. As of April 30, 2004, these facilities had an annual aggregate base rental of approximately $1.5 million and ranged in size from 250 to 11,200 square feet with remaining lease terms ranging from four months to seven years. We believe that our present facilities are adequate for our current level of operations. None of our leased facilities are leased from our affiliates or other related parties. We do not have any real estate holdings.

 Our corporate headquarters are located at 815 Commerce Drive, Suite 100, Oak Brook, Illinois 60523 and our telephone number is (630) 571-7222.


 Item 3. Legal Proceedings.

 We are involved in litigation in the normal course of business. This litigation is not expected to have a material effect on our results of operations or financial condition.


 Item 4. Submission of Matters to a Vote of Security Holders.

 There were no items submitted to a vote of security holders in the fourth quarter.


 Item 5. Market for Common Equity and Related Shareholder Matters.

 Our common stock has been listed on the American Stock Exchange, or AMEX, under the symbol "UFM" since September 9, 2002. From May 27, 1998 to September 8, 2002, our common stock was listed on the Chicago Stock Exchange, or CSX, under the symbol "UFM". As of July 28, 2004, there were approximately 650 shareholders of record of our common stock.

 Market Information

 The table below sets forth the high and low sales price, as reported by AMEX or CSX, as applicable, for our common stock for the periods indicated.

                                                 High       Low
                                                ------     -----
   For the Fiscal Year Ended April 30, 2004
   ----------------------------------------
           First Quarter                        $11.50    $ 4.95
           Second Quarter                         7.79      6.30
           Third Quarter                          8.30      6.15
           Fourth Quarter                         7.50      5.40

   For the Fiscal Year Ended April 30, 2003
   ----------------------------------------
           First Quarter                        $ 2.75    $ 2.00
           Second Quarter                         3.05      2.00
           Third Quarter                          5.15      2.65
           Fourth Quarter                         5.10      3.93


 Dividends

 We have never declared or paid a dividend on our common stock. Management expects that a substantial portion of our earnings, if any, for the foreseeable future will be used to expand loan origination and servicing capabilities and therefore management does not foresee an ability to pay dividends on our common stock. The decision to pay dividends, if any, in the future is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements, financial condition and other relevant factors such as loan covenants or other contractual obligations.


 Equity Compensation Plan Information

 The table below sets forth the following information as of April 30, 2004 for (i) all compensation plans previously approved by our shareholders and
 (ii) all compensation plans not previously approved by our shareholders:

    (a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

    (b) the weighted-average exercise price of such outstanding options, warrants and rights;

    (c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

         --------------------------------------------------------------
                      EQUITY COMPENSATION PLAN INFORMATION
         --------------------------------------------------------------
                           Number of        Weighted-       Number of
                         securities to      average         securities
                         be issued upon     exercise        remaining
                           exercise of      price of      available for
                           outstanding     outstanding        future
          Plan category      options         options         issuance
         --------------------------------------------------------------

         Equity
         compensation
         plans approved         -               -               -
         by security
         holders
         --------------------------------------------------------------
         Equity
         compensation
         plans not
         approved by         433,100          $4.12             -
         security
         holders
         --------------------------------------------------------------
         Total               433,100          $4.12             -
         --------------------------------------------------------------

 Selected Financial Data

 We are providing the following summary information to aid you in your analysis of our company. The majority of the financial information provided below was derived from our audited financial statements. The information is only a summary and you should read it in conjunction with historical financial statements and related notes and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" appearing in
 Item 6 below.
                                ---------------------------------------------
                                  At or For the Fiscal Year Ended April 30,
                                ---------------------------------------------
                                   2004        2003        2002        2001
                                ---------   ---------   ---------   ---------
                                (Dollars in thousands, except per share data)
 Summary Balance Sheet Data:
 Total assets                  $  258,620  $  170,950  $   61,965  $   60,387
 Cash and cash equivalents         12,900       8,709       7,008       4,261
 Loans held for sale              223,635     154,735      51,417      52,719
 Mortgage servicing rights, net    16,438       4,735       1,340         592
 Warehouse lines of credit        217,519     151,473      50,210      51,052
 Shareholders' equity              29,669      12,880       8,298       7,430

 Summary of Operations:
 Revenues                      $   70,154  $   51,292  $   22,607  $   14,941
 Expenses                          62,193      43,461      20,304      13,901
                                ---------   ---------   ---------   ---------
 Earnings before income taxes       7,961       7,831       2,303       1,040
 Income taxes                       3,186       3,221       1,207         172
                                ---------   ---------   ---------   ---------
 Net income before cumulative
   effect of change in
   accounting principle (1)         4,775       4,610       1,096         868

 Cumulative effect of change
   in accounting principle (1),
   net of tax                           -          87           -           -
                                ---------   ---------   ---------   ---------

 Net income                         4,775       4,697       1,096         868
 Preferred stock dividends             39          39          39           -
                                ---------   ---------   ---------   ---------
 Net income available to
   common shareholders         $    4,736  $    4,658  $    1,057  $      868
                                =========   =========   =========   =========
 Per Share Data:
 Basic earnings per
   common share                $     1.01  $     1.18  $     0.26  $     0.21
 Diluted earnings per
   common share                $     0.97  $     1.16  $     0.26  $     0.21
 Book value per common share $ 4.97 $ 3.29 $ 2.10 $ 1.83 Weighted average number of
   shares outstanding (basic)       4,687       3,933       3,992       4,069
 Weighted average number of
   shares outstanding (diluted)     4,867       4,013       4,003       4,069
 Shares outstanding, net of
   treasury stock                   5,964       3,919       3,945       4,060

 ------------------------------
 (1) We recorded a cumulative effect of a change in accounting principle adjustment to reflect the fair value of rate lock commitments outstanding at May 1, 2002. At May 1, 2002, we had approximately
     $41 million o  rate lock commitments with a fair value of $86,821, net of tax.
                                ---------------------------------------------
                                  At or For the Fiscal Year Ended April 30,
                                ---------------------------------------------
                                   2004        2003        2002        2001
                                ---------   ---------   ---------   ---------
                                (Dollars in thousands, except per share data)
 Other Data:
 Mortgage Loan Activity:
 Loans originated for resale
   Purchase money mortgages    $  545,600  $  326,400  $  306,400  $  220,400
   Refinancings                 2,188,500   1,637,400     551,300     167,600
 Number of:
   Mortgage loans originated       15,469      11,150       5,167       2,520
   Mortgage loans serviced          7,900       3,030         617         195
 Proceeds from sales of
   loans held for sale         $2,733,706  $1,900,627  $  876,539  $  378,647
 Net gains on sales of
   loans held for sale             59,433      45,316      18,720      12,230
 Loan servicing fees, net           2,407         368         202          79

 Mortgage Servicing Data:
 Mortgage loans serviced
   for others                  $1,400,958  $  526,166  $  107,176  $   33,805
 Capitalized mortgage
   servicing rights                16,438       4,735       1,340         592

 Other:
 Number of:
   Retail lending offices              30          20          12          10
   Wholesale lending offices            5           5           5           4
   Full-time employees                307         212         177         150
 Available warehouse
   lines of credit             $  297,600  $  187,000  $  100,000  $   85,000
 ----------------------------------------------------------------------------


 Item 6. Management's Discussion and Analysis of Operations.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 The following discussion provides additional information regarding our operations and financial condition for the two fiscal years ended April 30, 2004 and 2003. This discussion should be read in conjunction with the
 "Selected Financial Data," our audited financial statements, and the accompanying notes thereto.

 Critical Accounting Estimates

 Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting estimates or methods used in the preparation of financial statements.

 Mortgage Loans Held for Sale. Mortgage loans held for sale represent mortgage loans originated and held pending sale to permanent investors. The mortgages are carried at lower of cost or market as determined by market prices and yields in normal market outlets we use. Gains or losses on such sales are recognized at the time legal title transfers to the investor and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.

 Mortgage Servicing Rights. We recognize as a separate asset the rights to service mortgage loans for others. Mortgage servicing rights that are retained when mortgage loans are sold are recorded by allocating the previous carrying amount of the sold loan between the servicing rights retained and the loans that are sold. This allocation is based upon the relative fair values of the mortgage servicing rights and the loans sold.

 The mortgage servicing rights asset is amortized over the projected period of, and in proportion to, the estimated amount of net servicing income. Amortization of the mortgage servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans.

 Each reporting period, we evaluate the fair value of our remaining mortgage servicing rights assets. The amount by which the carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the carrying amount of the mortgage servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. The reversal is limited to the remaining amount of the valuation allowance and will result in an increase in recorded earnings.

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

 Derivative Financial Instruments. Our mortgage-committed pipeline includes interest rate lock commitments that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, we classify and account for the interest rate lock commitments as free-standing derivatives. At the time of the interest rate lock commitment, no gain or loss is recognized. Subsequent changes in fair value are determined in accordance with Staff Accounting Bulletin ("SAB") 105, issued by the SEC, which states that future cash flows from servicing rights and other internally-developed intangible assets cannot be included in the determination of a rate lock commitment derivative. The fair value of interest rate lock commitments is included with loans held for sale, and changes in fair value are included in the net gain on sale of loans. The Company uses other derivative instruments, including mortgage forward delivery contracts to economically hedge the interest rate lock commitments, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

 Results of Operations

 Fiscal Years Ended April 30, 2004 and April 30, 2003

 Revenue
 The fiscal year ended April 30, 2004 was a period of significant growth for the Company. Loan volume and revenues increased substantially from year to year. In fact, both revenue and loan volume were at record highs in the year ended April 30, 2004. The primary reasons for the increase in revenue and loan volume were the opening of several new branch office locations in fiscal 2004 and late 2003 and the purchase of Portland Mortgage Company ("PMC") in May, 2003, set against a backdrop of a favorable interest rate environment.

 Gain on sale of loans increased 31% from $45.3 million for the fiscal year ended April 30, 2003 to $59.4 for the fiscal year ended April 30, 2004. This increase was attributable to an increase in originations of 39% from $2.0 billion to $2.7 billion and the related loan sales. The increase in gain on sale of loans was less than the increase in originations as a result of the interest rate environment during the year. During fiscal year 2003 and the beginning of fiscal year 2004 interest rates remained at relatively low levels creating high volumes of refinance transactions. In fiscal 2004, the market slowed as interest rates, while still low from a historical perspective, rose slightly and then stabilized reducing the attractiveness of refinance transactions thus creating competition for the remaining transactions. This price pressure reduces gain on sale in the form of lower loan origination fees, particularly in the retail origination channel.

 Loan servicing income increased by $2.0 million, from $.4 million during fiscal year 2003 to $2.4 million during fiscal year 2004 as a result of a significant the increase in mortgage loans serviced at the end of fiscal 2003 and throughout 2004. The mortgage loan servicing portfolio increased by $874.8 million, from $526.2 million at April 30, 2003 to $1.4 billion at April 30, 2004. As a result of the size of the servicing portfolio and the fact that the weighted average coupon of the mortgage loans serviced is well below prevailing interest rates, we should continue to generate increases in loan servicing income in 2005.

 Interest income increased 46% from $5.4 million for the year ended April 30, 2003 to $7.9 million for the fiscal year ended April 30, 2004. This increase was attributable to the 39% increase in overall loan originations and the length of time the loans were held prior to sale year over year. The increase of days loans were held for sale is a function of expanded warehouse line of credit capacity as well as selling loans in groups rather than a one-by-one or flow basis. Since our cost of funds is less than the income from the loans we originate and hold for sale, the reduction in the turnover ratio on the loans held for sale generates margin for the Company.

 Expenses
 Salary and commissions expenses increased from $12.0 million, or 35%, for the year ended April 30, 2003 from $34.7 million to $46.8 million for the year ended April 30, 2004. The increase was attributed to three main factors: increased volume of loans originated and the related commissions; continued investment in the expansion of the our sales organization as evidenced by the increase in retail loan offices from 20 to 30 and full-time employees from 212 to 307 at the ends of April 30, 2003 and 2004 respectively; and, the increasing cost of commissions paid on wholesale loan originations due to the competitive interest rate environment in 2004.

 Selling and administrative expenses increased $5.3 million, or 90%, from $5.9 million for the year ended April 30, 2003 to $11.1 million for year ended April 30, 2004. Approximately $2.3 million of the increase is attributable to the 39% increase in originations and the related impact to direct selling expenses such as credit reports, appraisals, underwriting costs and investor expenses. Approximately $1.4 million of the increase results from the use of lead generation and advertising costs by the Retail Origination Division. An additional $1.2 million of the increase relates to the market expansion of the retail loan offices from 12 at the beginning of fiscal 2003 to 30 at the end of fiscal 2004 and the related impact on rent and occupancy expenses of those offices. The Retail Origination Division, while generally having higher margins, does have a higher fixed cost structure, which was highlighted during fiscal year 2004 as the new offices were launched. The remaining $.4 million of increase in the selling and administrative costs generally relate to technology expenses, volume-based quality control costs and investor relations expense increases.

 Depreciation expense increased $.1 million from $.2 million for the year ended April 30, 2003 to $.3 million for the year ended April 30, 2004. This increase principally resulted from two main factors: the opening or acquisition of new branch offices and the new technology investments, which are in line with our strategy of technological advancement and infrastructure improvements.

 Interest expense increased 49% from $2.7 million for the year ended April 30, 2003 to $4.0 million for the year ended April 30, 2004, primarily as a result of an increase in overall mortgage loan originations and the average balance of notes payable on the warehouse lines of credit.

 Income taxes remained constant at $3.2 million for the fiscal years ended April 30, 2003 and 2004 as taxable income between years remained relatively consistent.

 Financial Condition

 April 30, 2004 and 2003

 At April 30, 2004, our financial condition improved relative to April 30, 2003 reflecting higher cash and cash equivalent balances, reduced leverage ratios and a 130% increase in total equity. Total assets increased from $171.0 million at April 30, 2003 to $258.6 million at April 30, 2004, representing an increase of $87.7 million, or 51%. The primary reason for the increase in total assets was the $69.0 million, or 45%, increase in loans held for sale. At April 30, 2004, loans held for sale were $223.6 million, up from $154.7 million at April 30, 2003. This increase resulted from both a 31% increase in originations and an increase in the average holding period of a loan. In addition, at April 30, 2004, net mortgage loan servicing rights increased to $16.4 million from $4.7 million, an increase of 247% from April 30, 2003. This significant increase resulted from our planned retention of servicing rights with respect to mortgage loans that we originated maximizing the retention of low fixed rate loans while interest rates were near record low levels. Additionally, we have increased our holdings of cash and cash equivalents by $4.2 million to $12.9 million as of April 30, 2004.

 Total liabilities increased by $70.9 million, or 45%, to $229.0 million primarily as a result of the borrowings on the warehouse lines of credit which finance the increase in loans held for sale. The increase in the warehouse lines of credit was $66 million, or 44%, at April 30, 2004. The remaining increase in liabilities primarily relates to escrow funds payable, which is a function of the loans held for sale and deferred income taxes.

 Total shareholders' equity increased from $12.9 million at April 30, 2003 to $29.7 million at April 30, 2004, an increase of $16.8 million, or 130%. This increase was due primarily to the $12.1 million net stock issuance in December 2003 as well as earnings of $4.7 million for fiscal year 2004.

 Liquidity and Capital Resources

 Our sources of cash flow include proceeds from the sale of mortgage loans, interest income and fees from originations, servicing fees and borrowings. We sell our mortgage loans held for sale continuously to generate cash for operations. Our uses of cash in the short term include the funding of mortgage loan purchases and originations and the retention of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures.

 We maintain cash balances in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. We monitor the financial institutions where these balances are held to limit the risk on the uninsured portions of those balances. Additionally, we have adopted and are in the process of implementing a policy to maintain cash balances at institutions which are involved in the warehouse lines of credit and apply excess cash against outstanding warehouse balances between reporting periods to limit our cash exposure and reduce interest expense.

 For the years ended April 30, 2004 and 2003, net cash from operating activities was $(51.1) million and $(98.2) million, respectively. Net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale and the change in prepaid expenses, and other assets, accrued expenses and other current liabilities. For the year ended April 30, 2004, we originated $2.7 billion in loans held for sale and received proceeds of $2.7 billion on sales of loans. This compares to the origination of $2.0 billion in loans held for sale and the receipt of $1.9 billion in proceeds for the year ended April 30, 2003. During 2004, we have continued to pursue our strategy of retaining servicing rights on certain mortgage loans that we originate. Such retention has resulted in some reduction in short term cash flow available to us. We have employed capital to finance the retention of servicing rights. However, the retention of servicing rights creates an asset on our balance sheet and creates a future cash flow stream in the form of servicing income.

 Net cash from investing activities increased from $(1.2) million for the fiscal year ended April 30, 2003 to $(.9) million for the fiscal year ended April 30, 2004. The change from 2003 to 2004 was primarily the result of the net cash of $.3 million received in the PMC acquisition as the cash balances of PMC exceeded the cash paid related to the acquisition through April 30, 2004. We anticipate additional cash payments will be made under the terms of the acquisition agreement.

 Cash flow from financing activities for the fiscal years 2004 and 2003 was $56.2 million and $101.1 million, respectively. This cash flow over the last two years primarily relates to increases in our warehouse lines of credit as a result of the increase in our originations volume. Additionally, in December 2003, we issued common stock in a public offering and received proceeds of $12.1 million.

 The net cash flow from operating, financing and investing activities was $4.2 million for the fiscal year ended April 30, 2004 and $1.7 million for the fiscal year ended April 30, 2003.

 Cash flow requirements depend on the level and timing of our activities in loan origination in relation to the timing of the sale of such loans. In addition, we require cash flow for the payment of operating expenses, interest expense and capital expenditures. Currently, our primary sources of funding are borrowings under warehouse lines of credit, proceeds from the sale of loans and internally generated funds.

 Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis. We fund our business, in part, through the use of warehouse lines of credit. Outstanding borrowings pursuant to the warehouse lines of credit totaled $217.5 million and $151.5 million at April 30, 2004 and 2003, respectively. The interest rates on the warehouse lines of credit vary and resulted in a weighted average rate of 2.6% and 2.9% at April 30, 2004 and 2003, respectively. On August 1, 2003, we consolidated several warehouse arrangements into one amended and restated warehouse credit agreement with five commercial banks. Under the terms of the agreement, we have a $110 million credit facility expiring August 29, 2004, generally at a rate of the 30-day LIBOR plus 140 basis points. In December 2003, this facility was reduced to $85 million to release one of the member banks; however, it was increased in April 2004 back to $110 million when that bank was replaced and further increased to $150 million on a temporary basis through June 14,
 2004. In addition, we have another credit facility which allows for the funding and purchase of mortgage loans in an amount up to $150.0 million at rates varying between LIBOR plus 95 basis points and 140 basis points depending on the underlying loan characteristics through its expiration on August 26, 2004. Additionally, we have a warehouse line for commercial loan production with another bank for $2.6 million. Borrowings under this line are at the prime rate at the time of the draw, and the facility expires in October of 2004. We have entered into another facility with an investor which allows us to warehouse up to $35 million in loans which will be sold to them at a rate which is margin based on the underlying collateral over the one-month LIBOR. This facility expires August 31, 2005. While we intend to renew these facilities at their respective expirations, if we cannot successfully maintain our existing credit facilities or replace them with comparable financing sources, we may be required to curtail our loan origination activities, which would have a material adverse effect on our financial condition and results of operations. Because our credit facilities are short-term lending commitments, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing.

 Additionally, our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.

 Off-Balance Sheet Arrangements

 We currently outsource servicing of our mortgage loans held in our servicing portfolio. The escrow funds of the underlying borrowers are not included in our balance sheet. At April 30, 2004 and 2003, the amount of funds escrowed at the subservicer was $6.5 million and $2.1 million, respectively.

 Qualitative and Quantitative Disclosure About Market Risk

 Qualitative Information About Market Risk. The principal objectives of our interest rate risk management are to evaluate the interest rate risk included in balance sheet accounts, to determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives and to manage the risk consistent with our policy. Through this management, we seek to reduce the vulnerability of our operations to changes in interest rates. Our Board of Directors is responsible for reviewing policies and interest rate risk position. Our Board of Directors reviews the position on at least a quarterly basis. In connection with this review, our Board of Directors evaluates our business activities and strategies, the effect of those strategies on the market value of our loans held for sale and servicing portfolios, and the effect the changes in interest rates will have on our loans held for sale and servicing portfolios.

 In addition to the reviews made by our Board of Directors, we also have a separate department, the Secondary Marketing Department, that is responsible for taking actions to protect us against abrupt and unpredictable interest rate fluctuates. Our Board of Directors has adopted a formal policy that governs the Secondary Marketing Department and sets forth policies with respect to, among other things, our hedging strategies and sales of mortgage loans in the secondary market.

 The continuous movement of interest rates is certain. However, the extent, timing and direction of these movements is not always predictable. Any movement in interest rates has an effect on our profitability. The value of loans, which we have either originated or committed to originate, decreases as interest rates rise and conversely, the value increases as interest rates fall. The value of mortgage servicing rights tends to move inversely to the value of loans, increasing in value as interest rates rise and decreasing in value as interest rates fall. In turn, this affects the prepayment speed of loans underlying our mortgage servicing rights.

 Because it is unlikely that any particular movement in interest rates could affect only one aspect of our business, many of our products move in offsetting directions to each other. For instance, the decrease in the value of our mortgage servicing portfolio associated with a decline in interest rates usually will not occur without some degree of increase in new mortgage loan production, which may offset the decrease in the value of the mortgage servicing portfolio.

 Quantitative Information About Market Risk. The primary market risk facing us is interest rate risk. From an enterprise perspective, we manage this risk by striving to balance our loan origination and loan servicing businesses, which are counter cyclical in nature. In addition, we utilize various hedging techniques to manage the interest rate risk related specifically to our committed pipeline loans, mortgage loan inventory, and mortgage servicing rights. We primarily utilize forward sales of mortgage-backed securities. These instruments most closely track the performance of our committed pipeline of loans because the loans themselves can be delivered directly into these contracts.

 The overall objective of our interest rate risk management policies is to offset changes in the values of these items resulting from changes in interest rates. We do not speculate on the direction of interest rates in our management of interest rate risk for the purpose of generating revenue.

 Current Developments

 On June 29, 2004, we announced the roll-out and implementation of OpenClose MTG. OpenClose MTG is a web-based loan transaction platform that eliminates third-party transaction issues, networks mortgage brokers and loan officers, offers online origination, automates loan approval and provides real-time pipeline reports. For those loan officers already using a loan origination system such as Calyx Point, OpenClose MTG provides the ability to upload a loan file from their current loan origination software. Mortgage brokers and loan officers will be able to securely access and edit all of their mortgage loan files from any computer with Internet access. The OpenClose MTG platform can double or even triple the amount of submissions a lender can process, shortening the filing to funding commitment time from a typical 24- to 48-hour time period down to five minutes.

 Industry Trends

 We believe that the industry will continue to offer broader and more diversified product offerings and that technology will play an increasing part in real estate transactions. This includes expanded use of Internet capabilities, which we will continue to aggressively pursue. Our business base principally is concentrated in the Midwest and Western United States. As such, we may be subject to the effects of economic conditions and real estate markets specific to such locales.

 Inflation and Seasonality

 We believe that the effect of inflation, other than its potential effect on market interest rates, has been insignificant thus far. Due to technological and infrastructure advancements, an increase in our servicing portfolio, and the opening of additional branches, we hope to continue to minimize seasonality fluctuations.


 Item 7.  Financial Statements


                       UNITED FINANCIAL MORTGAGE CORP.

                             FINANCIAL STATEMENTS
                           April 30, 2004 and 2003


                              TABLE OF CONTENTS



 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....       26


 FINANCIAL STATEMENTS

   BALANCE SHEETS ...........................................       27

   STATEMENTS OF INCOME .....................................       28

   STATEMENTS OF SHAREHOLDERS' EQUITY .......................       29

   STATEMENTS OF CASH FLOWS .................................       30

   NOTES TO FINANCIAL STATEMENTS ............................      31-52

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



 Board of Directors and Shareholders
 United Financial Mortgage Corp.
 Oak Brook, Illinois


 We have audited the accompanying balance sheets of United Financial Mortgage Corp. as of April 30, 2004 and 2003, and the related statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Financial Mortgage Corp. at April 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

 As discussed in Note 1 to the consolidated financial statements, on May 1, 2002, the Company adopted new accounting guidance on derivative instruments.


                                    Crowe Chizek and Company LLC

 Oak Brook, Illinois
 July 8, 2004

                       UNITED FINANCIAL MORTGAGE CORP.
                                BALANCE SHEETS
                           April 30, 2004 and 2003

 ----------------------------------------------------------------------------

                                                     2004             2003
                                                 -----------      -----------
 ASSETS
   Cash and due from other financial
     institutions                               $ 10,967,950     $  1,541,445
   Interest-bearing deposits in other
     financial institutions                        1,932,526        7,167,546
                                                 -----------      -----------
     Total cash and cash equivalents              12,900,476        8,708,991

   Restricted cash                                 1,388,231          745,039
   Certificates of deposit                           434,184          431,884
   Loans held for sale                           223,634,641      154,734,980
   Notes receivable - related parties                 11,889           53,984
   Mortgage servicing rights, net                 16,438,437        4,735,490
   Premises and equipment, net                     1,184,974          592,516
   Goodwill                                          574,990           96,105
   Prepaid expenses and other assets               2,052,676          851,370
                                                 -----------      -----------
     Total assets                               $258,620,498     $170,950,359
                                                 ===========      ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
   Warehouse lines of credit                    $217,519,477     $151,473,234
   Note payable                                            -          350,000
   Accrued expenses and other liabilities         11,431,945        6,247,075
                                                 -----------      -----------
     Total liabilities                           228,951,422      158,070,309

 Shareholders' equity
   Preferred stock, 5,000,000 authorized, no
     par value, Series A redeemable shares, 63
     issued and outstanding at April 30, 2004
     and 2003 (aggregate liquidation preference
     of $315,000)                                    315,000          315,000
   Common stock, no par value, 20,000,000 shares
     authorized, 6,140,843 shares issued at
     April 30, 2004 and 4,095,229 shares issued
     at April 30, 2003                            18,687,023        6,634,403
   Retained earnings                              10,988,643        6,252,237
   Treasury stock, 176,700 shares at April 30,
     2004 and 2003, at cost                         (321,590)        (321,590)
                                                 -----------      -----------

     Total shareholders' equity                   29,669,076       12,880,050
                                                 -----------      -----------

     Total liabilities and shareholders' equity $258,620,498     $170,950,359
                                                 ===========      ===========

 ----------------------------------------------------------------------------

               See accompanying notes to financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                             STATEMENTS OF INCOME
                     Years ended April 30, 2004 and 2003

 ----------------------------------------------------------------------------

                                                     2004             2003
                                                 -----------      -----------
 Revenues
   Gain on sale of loans, net                   $ 59,432,996     $ 45,316,255
   Loan servicing income, net                      2,407,024          368,336
   Interest income                                 7,949,669        5,449,380
   Other income                                      364,248          157,647
                                                 -----------      -----------
      Total revenues                              70,153,937       51,291,618

 Expenses
   Salaries and commissions                       46,770,020       34,736,981
   Selling and administrative                     11,126,345        5,866,086
   Interest expense                                4,006,039        2,686,621
   Depreciation                                      290,994          171,545
                                                 -----------      -----------
      Total expenses                              62,193,398       43,461,233

 Income before income taxes
   and cumulative effect of change
   in accounting principle                         7,960,539        7,830,385

 Income taxes                                      3,185,633        3,221,090
                                                 -----------      -----------
 Income before cumulative effect
   of change in accounting principle               4,774,906        4,609,295

 Cumulative effect of change in
   accounting principle, net of tax                        -           86,821
                                                 -----------      -----------
 Net income                                        4,774,906        4,696,116

 Preferred stock dividends                            38,500           38,500
                                                 -----------      -----------
 Net income for common shareholders             $  4,736,406     $  4,657,616
                                                 ===========      ===========
 Basic earnings per common share
   before cumulative effect of change
   in accounting principle                      $       1.01     $       1.16

 Per share cumulative effect of a
   change in accounting principle                          -              .02
                                                 -----------      -----------
 Basic earnings per common share                $       1.01     $       1.18
                                                 ===========      ===========
 Diluted earnings per common share
   before cumulative effect of change
   in accounting principle                      $        .97     $       1.14

 Per share cumulative effect of a
   change in accounting principle                          -              .02
                                                 -----------      -----------
 Diluted earnings per common share              $        .97     $       1.16
                                                 ===========      ===========

 ----------------------------------------------------------------------------

               See accompanying notes to financial statements.


                               UNITED FINANCIAL MORTGAGE CORP.
                             STATEMENTS OF SHAREHOLDERS' EQUITY
                             Years ended April 30, 2004 and 2003

 --------------------------------------------------------------------------------------------

                               Preferred      Common      Retained     Treasury
                                 Stock         Stock      Earnings       Stock        Total
                               ---------    ----------   ----------    --------    ----------
 Balance, May 1, 2002         $  315,000   $ 6,633,903  $ 1,594,621   $(245,961)  $ 8,297,563

 Net income                            -             -    4,696,116           -     4,696,116

 Preferred stock dividend              -             -      (38,500)          -       (38,500)

 Purchase of 27,800 shares
   of treasury stock                   -             -            -     (77,329)      (77,329)

 Issuance of 680 treasury shares       -             -            -       1,700         1,700

 Exercise of 200 options               -           500            -           -           500
                               ---------    ----------   ----------    --------    ----------

 Balance, April 30, 2003         315,000     6,634,403    6,252,237    (321,590)   12,880,050

 Net income                            -             -    4,774,906           -     4,774,906

 Preferred stock dividend              -             -      (38,500)          -       (38,500)

 Issuance, net of cost,
   of 2,039,214 shares
   of common stock                     -    12,037,485            -           -    12,037,485

 Exercise of 6,400 options             -        15,135            -           -        15,135
                               ---------    ----------   ----------    --------    ----------

 Balance, April 30, 2004      $  315,000   $18,687,023  $10,988,643   $(321,590)  $29,669,076
                               =========    ==========   ==========    ========    ==========

 --------------------------------------------------------------------------------------------

                             See accompanying notes to financial statements.


                       UNITED FINANCIAL MORTGAGE CORP.
                           STATEMENTS OF CASH FLOWS
                     Years ended April 30, 2004 and 2003

 -----------------------------------------------------------------------------

                                                      2004            2003
                                                  ------------    ------------
 Cash flows from operating activities
  Net income                                     $   4,774,906   $   4,696,116
  Adjustments to reconcile net income to net
    cash provided by operating activities
     Depreciation                                      290,994         171,545
     Amortization of mortgage servicing rights       2,690,367         715,955
     Impairment of mortgage servicing rights        (1,229,137)      1,060,111
     Cumulative effect of a change in
       accounting principle                                  -         (86,821)
     Gain on sales of loans                        (59,432,996)    (45,316,255)
     Origination of mortgage loans
       held for sale                            (2,734,576,016) (1,963,800,825)
     Proceeds from sale of mortgage loans
       held for sale                             2,733,706,287   1,900,627,475
     Change in prepaid expenses and
       other assets                                 (1,619,453)        454,159
    Change in accrued expenses and
      other liabilities                              4,304,679       3,245,525
                                                  ------------    ------------
      Net cash from operating activities           (51,090,369)    (98,233,015)

 Cash flows from investing activities
  Net change in certificates of deposit                 (2,300)        (11,884)
  Acquisition of mortgage company net of
    cash acquired                                      264,873               -
  Purchase of premises and equipment, net             (631,445)       (465,981)
  Changes in note receivable and
    related parties, net                                46,485          26,663
  Restricted cash                                     (554,216)       (745,039)
                                                  ------------    ------------
    Net cash from investing activities                (876,603)     (1,196,241)

 Cash flows from financing activities
  Purchase of treasury stock, net                            -         (75,629)
  Issuance of common stock, net of
    issuance costs                                  12,052,620             500
  Changes in warehouse lines of credit, net         44,455,837     101,263,672
  Repayment of note payable                           (350,000)        (19,836)
  Preferred stock dividend                                   -         (38,500)
                                                  ------------    ------------
    Net cash from financing activities              56,158,457     101,130,207
                                                  ------------    ------------
 Increase in cash and cash equivalents               4,191,485       1,700,951

 Cash and cash equivalents at beginning of year      8,708,991       7,008,040
                                                  ------------    ------------
 Cash and cash equivalents at end of year        $  12,900,476   $   8,708,991
                                                  ============    ============
 Supplemental information
  Interest paid                                  $   3,505,863   $   2,619,935
  Taxes paid                                         1,225,551       1,141,511


 -----------------------------------------------------------------------------

                   See accompanying notes to financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO FINANCIAL STATEMENTS
                           April 30, 2004 and 2003


 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Description of Business:
 -----------------------
 United Financial Mortgage Corp. ("UFMC" or "the Company") is an Illinois corporation organized to engage in the business of originating, selling and servicing residential mortgages. Although the Company's mortgage banking business has primarily focused on retail and wholesale residential mortgage origination activities, the Company has expanded its business to include mortgage servicing by retaining servicing rights on selected mortgage loans that were originated by the Company. The Company's principal lines of business are conducted in 36 states through its Wholesale Origination Division, its Retail Origination Division and its Servicing Division. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's mortgage banking operations are considered by management to be aggregated in one reportable operating segment. The Company is an approved mortgage loan seller/servicer with the Federal Home Loan Mortgage Corporation and with the Federal National Mortgage Association. In addition, the Company is an approved mortgagee with the Government National Mortgage Association, the Federal Housing Administration, and the Department of Veteran's Affairs.

 The Company earns revenue both as an originator and as a servicer of mortgage loans. The Company's primary source of revenue is the recognition of gain on the sale of its mortgage loans. Additionally, it generates revenue from origination fees and interest income earned on the mortgage loans that the Company originates and the income it earns from servicing mortgage loans. Expenses largely consist of: (i) commissions paid to loan originators on closed mortgage loans; (ii) salaries and benefits paid to employees other than loan originators; (iii) general selling and administrative expenses such as occupancy costs and advertising costs; and
 (iv) interest paid under the Company's warehouse credit facilities.


 Use of Estimates:
 ----------------
 U.S. generally accepted accounting principles require management to make estimates and assumptions in preparing financial statements that affect the amounts reported and disclosed. These estimates and assumptions may change in the future, and future results could differ from these estimates. Areas involving the use of management's estimates and assumptions, which are susceptible to change in the near term, include the valuation of loans held for sale, mortgage servicing rights and derivatives.


 Cash and Cash Equivalents:
 -------------------------
 Cash and cash equivalents include both non-interest-bearing and interest-bearing deposits with other financial institutions with original maturities of three months or less.


 Restricted Cash:
 ---------------
 The Company has elected to maintain cash balances with its warehouse banks to facilitate borrowings under the terms of its warehouse credit facilities and the gross amount of these cash balances is presented in the financial statements as restricted cash.


 Loans Held for Sale and Related Derivatives:
 -------------------------------------------
 Loans held for sale include deferred origination fees and costs and are stated at the lower of cost or market value in the aggregate. The market value of mortgage loans held for sale is based on market prices and yields at period end in normal market outlets used by the Company.

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

 The pipeline of loans in process includes commitments to make loans at specific interest rates (rate lock commitments). The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board
 (FASB) issued guidance on mortgage loan rate lock commitments to borrowers. The guidance categorizes rate lock commitments intended for sale as derivatives and was effective May 1, 2002. On May 1, 2002, the Company began recording the fair value of rate lock commitments as derivatives. At the time of interest rate lock commitment, no gain or loss is recognized. Subsequent changes in fair value are recorded in earnings. Fair value is determined based on the effect that change in market interest rates subsequent to the commitment date have on the value of the related loan. The fair value of rate lock commitments is included with loans held for sale, and changes in fair value are included in the net gain on sale of loans.

 Effective May 1, 2002, this guidance required the Company to record a cumulative effect of a change in accounting principle adjustment to reflect the fair value of rate lock commitments outstanding at May 1, 2002. At May 1, 2002, the Company had approximately $41 million of rate lock commitments with a fair value of $86,821, net of tax.

 The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 states that future cash flows from servicing rights and other internally-developed intangible assets cannot be included in the determination of fair value of rate lock commitment derivatives. The SAB also discusses disclosure requirements for rate lock commitment derivatives and is required to be applied to rate lock commitments entered into after March 31, 2004. At April 30, 2004 this SAB did not have a material effect on the financial statements, as servicing rights and other internally-developed intangible assets are not included in the value of the Company's rate lock commitments.


 Mortgage Servicing Rights, Net:
 ------------------------------
 The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. The capitalized cost of loan servicing rights is amortized in proportion to and over the period of estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment of the underlying mortgages.

 Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic, loan type and term characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. The impairment charges incurred and reversed during the periods ended April 30, 2004 and 2003 were a result of this process and the change in market values during those periods.


 Impact of Interest Rate Fluctuations:
 ------------------------------------
 Interest rate fluctuations generally have a direct impact on a mortgage banking institution's financial performance. Significant increases in interest rates may make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans as well as potentially reduce the number of borrowers who may seek to refinance their current loans. As a result, the volume and related income from loan originations may be reduced. Significant increases in interest rates will also generally increase the value of the Company's servicing portfolio as a result of slower than anticipated prepayment activity.

 Significant decreases in interest rates may enable more potential borrowers to qualify for a mortgage loan, resulting in higher income related to the loan originations. However, significant decreases in interest rates may result in higher than anticipated loan prepayment activity and therefore reduce the value of the loan servicing portfolio.


 Premises and Equipment:
 ----------------------
 Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to expense as incurred, and significant improvements are capitalized. At the time of sale or disposition of an asset, the applicable cost and accumulated depreciation are removed from the books.


 Income and Expense Recognition:
 ------------------------------
 The Company sells loans on both a servicing retained and servicing-released basis. Gain or loss is recognized upon delivery of the loans to the purchaser. The gain or loss is equal to the difference between the sales price and the carrying amounts of the loans sold. Loan revenue is recognized into gain on sale at the time of sale and consists of various items including commitment fees, underwriting fees, and other charges that the customer pays to the Company. Certain direct loan origination costs for loans held for sale are deferred until the related loans are sold.

 Salaries and commissions related to the origination of loans held for sale and other corporate purposes are disclosed as a separate line item on the statements of income.

 Interest on loans held for sale is credited to income as earned, and interest on warehouse lines of credit is charged to expense as incurred.


 Income Taxes:
 ------------
 Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. Changes in enacted tax rates and laws are reflected in the financial statements in the periods in which they occur.


 Series A Preferred Stock:
 ------------------------
 The Series A preferred stock is nonvoting, is nonparticipating and has a liquidation preference upon dissolution of the Company of $5,000 per share. The holders of the preferred stock are entitled to a variable dividend only at the discretion of and determination by the Board of Directors.


 Earnings Per Common Share:
 -------------------------
 Basic earnings  per  common  share  is  net  income,  less  preferred  stock dividends, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and warrants.


 Stock Compensation:
 ------------------
 Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income for common shareholders, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income for common shareholders and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Certain adjustments were made to the pro forma calculations in prior years to be consistent with the current year presentation.

                                                        2004          2003
                                                     ----------    ----------

  Net income for common shareholders, as reported   $ 4,736,406   $ 4,657,616
  Deduct:  Stock-based compensation expense
    determined under fair value based method            151,891       107,212
                                                     ----------    ----------
  Pro forma net income for common shareholders      $ 4,584,515   $ 4,550,404
                                                     ==========    ==========

  Basic earnings per share as reported                     1.01          1.18
  Pro forma basic earnings per share                        .98          1.16
  Diluted earnings per share as reported                    .97          1.16
  Pro forma diluted earnings per share                      .94          1.13


 The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                        2004          2003
                                                     ----------    ----------
      Risk-free interest rate                             2.67%          3.00%
      Expected option life                             5 years        5 years
      Expected stock price volatility                   123.57%         72.61%
      Dividend yield                                       N/A            N/A
      Weighted average fair value per option granted   $  5.63        $  1.66


 Loss Contingencies:
 ------------------
 Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there now are such matters that will have a material effect on the financial statements.


 New Accounting Pronouncements:
 -----------------------------
 During the fiscal 2004 year, the Company adopted FASB Statement 143, Accounting for Asset Retirement Obligations; FASB Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections; FASB Statement 146, Accounting for Costs Associated With Exit or Disposal Activities; FASB Statement 149, Amendment of FASB
 Statement 133 on Derivative Instruments and Hedging Activities; FASB Statement 132 (revised 2003), Employers' Disclosures About Pensions and Other Postretirement Benefits; FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees; and, FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.


 Reclassifications:
 -----------------
 Certain prior period amounts have been reclassified to conform to the current presentation.


 NOTE 2 - CONCENTRATION OF CREDIT RISK

 The Company maintains cash balances in excess of the insurance limits provided by the Federal Deposit Insurance Corporation.

                                                        2004          2003
                                                     ----------    ----------
 Cash and cash equivalents
  Commercial bank (former warehouse line)           $ 1,883,298   $ 4,151,438
  Commercial bank (member of warehouse syndication)   9,033,979     1,319,497
  Commercial bank (commercial warehouse line)         1,921,647     1,871,813
  Commercial bank (member of warehouse syndication)       7,969     1,329,650
  Commercial bank (warehouse line)                       31,797             -
  Other                                                  21,786        36,593
                                                     ----------    ----------
   Total cash and cash equivalents                   12,900,476     8,708,991
 Certificates of deposit (commercial warehouse line)    434,184       431,884
                                                     ----------    ----------
                                                    $13,334,660   $ 9,140,875
                                                     ==========    ==========


 NOTE 3 - RESTRICTED CASH

 The Company has elected to use the restricted cash provisions in some of the existing warehouse agreements to borrow the full value of the underlying loans rather than advance a percentage of the loan value. The following represents the cash restricted under the provisions of the warehouse arrangements as of April 30, 2004 and 2003.

                                                        2004          2003
                                                     ----------    ----------
   Restricted under warehouse syndication           $ 1,103,282   $   250,000
   Restricted by commercial entity                      267,380       194,452
   Restricted under former warehouse facility
     and other                                           17,569       300,587
                                                     ----------    ----------
                                                    $ 1,388,231   $   745,039
                                                     ==========    ==========


 NOTE 4 - MORTGAGE LOANS SERVICED AND LOANS HELD FOR SALE

 The Company sells mortgage loans to secondary market investors ("Investor(s)"). These loans can be sold in one of two ways, servicing released or servicing retained. If a loan is sold servicing released, the Company has sold all the rights to the loan and the associated servicing rights. If a loan is sold servicing retained, the Company has sold the loan and kept the servicing rights, and thus the Company is responsible for collecting monthly principal and interest payments and performing certain escrow services for the Investor. The Investor, in turn, pays a monthly fee for these services. The Company performs these servicing activities through what is referred to as a sub-servicer arrangement. The sub-servicer collects the monthly principal and interest payments and performs the escrow services for the Investor on behalf of the Company.

 The Company pays the sub-servicer a fee for these services. At April 30, 2004 and 2003 the Company had the following loans held for sale.

                                                       2004          2003
                                                    -----------   -----------
   Loans held for sale                             $223,634,641  $154,734,980
   Less:  Allowance to adjust loans not assigned
   to forward contracts to lower of cost or market            -             -
                                                    -----------   -----------
   Loans held for sale, net                        $223,634,641  $154,734,980
                                                    ===========   ===========

 The Company's servicing portfolio for third parties was approximately $1.4 billion and $526 million at April 30, 2004 and 2003, respectively. These loans are owned by third parties and are not included in the assets of the Company. The Company's servicing portfolio for outside parties was as follows at April 30:
                                                       2004          2003
                                                    -----------   -----------
    Mortgage loan portfolios serviced for:
      FHLMC                                        $989,526,154  $333,993,946
      FNMA                                          410,498,281   190,986,838
      IHDA                                              933,243     1,184,796
                                                  -------------   -----------
                                                 $1,400,957,678  $526,165,580
                                                  =============   ===========

 The escrow funds are transferred to the sub-servicer and are not carried on the Company's balance sheet. At April 30, 2004 and 2003, the sub-servicer maintained escrow balances of approximately $6.5 million and $2.1 million, respectively, for loans in our portfolio. The value of the servicing rights is however included in the assets of the Company under the category of mortgage servicing rights, net.

 Activity related to  capitalized mortgage servicing  rights and the  related valuation allowance  for the  years  ended April  30  is summarized  in  the following:
                                                       2004          2003
                                                    -----------   -----------
    Servicing rights:
      Beginning of year                            $  5,964,627  $  1,508,724
      Additions                                      13,164,177     5,171,858
      Amortized                                      (2,690,367)     (715,955)
                                                    -----------   -----------
      Balance at end of year                       $ 16,438,437  $  5,964,627
                                                    ===========   ===========
   Valuation Allowance:
      Beginning of year                            $ (1,229,137) $   (169,026)
      Provision                                               -    (1,060,111)
      Valuation Allowance Reversal                    1,229,137             -
                                                    -----------   -----------
      Balance at end of year                       $          -  $ (1,229,137)
                                                    ===========   ===========

 The Company analyzes the mortgage servicing rights for impairment on a quarterly basis. The provision and reversal of the impairment charges incurred during the years ended April 30, 2004 and 2003 were a result of this process. The provision and reversal are reflected in gain on sale in the statement of income for the years ended April 30, 2004 and 2003.

 The Company receives a  third party valuation  of its capitalized  servicing
 rights portfolio  on a  quarterly basis.   The  valuation of  the  portfolio
 reported by a contracted third party at April 30, 2004 and 2003 was approximately $18.1 million and $4.7 million, respectively.

 The following are the critical assumptions used by the third party to estimate the fair value as of April 30:

                                                        2004          2003
                                                     ----------    ----------
   Servicing cost per loan                          $     40.98   $     40.77
   Weighted average discount rates                         9.76%         9.68%
   Weighted average prepayment rates                      12.97%        32.46%


 NOTE 5 - PREMISES AND EQUIPMENT

 At April 30, 2004 and 2003, premises and equipment consisted of the following:
                                                        2004          2003
                                                     ----------    ----------
   Furniture and fixtures                           $ 1,013,671   $   502,894
   Office equipment and premises                      1,739,508       867,207
                                                     ----------    ----------
                                                      2,753,179     1,370,101
   Accumulated depreciation                          (1,568,205)     (777,585)
                                                     ----------    ----------
                                                    $ 1,184,974   $   592,516
                                                     ==========    ==========


 NOTE 6 - WAREHOUSE LINES OF CREDIT

 The Company funds mortgage loan activity using various warehouse lines of credit that are secured by the mortgage loans funded by the lines. On
 August 1, 2003, the Company combined several of its warehouse agreements into one syndicated facility ("the Syndication") reducing its total number of credit lines to four. The Syndication also provides for a working capital line of credit that is secured by the Company's mortgage loan servicing rights. There were no borrowings under this provision in 2004.

 The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth levels and maximum indebtedness to adjusted net worth ratios as defined in the respective agreements. The Company was in compliance or had obtained necessary waivers with all material aspects of these covenants as of April 30, 2004 and 2003.

 The table below reflects the amounts outstanding on these lines as if the Syndication was in place for all periods presented. As it has historically, the Company expects to renew or extend its expiring credit facilities at levels appropriate for then current operations.

 Amounts outstanding  under  the various  credit  facilities consist  of  the following:
                                                        2004         2003
                                                     -----------  -----------
  $110 million  mortgage warehouse syndication  led
  by  a commercial  bank;  interest at  the  30-day
  LIBOR  plus   a  factor   based  on   syndication
  allocations;  expires August  29, 2004;  interest
  rate was  2.50% at period  end, weighted  average
  interest rate for the year was 2.57%.             $100,098,841 $ 75,860,535

  $100 million  mortgage warehouse credit  facility
  at a  commercial bank; interest  rate at the  30-
  day LIBOR  plus a rate depending  on the type  of
  loan  funded;   with  a  $50  million   extension
  through  expiration  August  26,  2004;  weighted
  average interest rate was 2.73% at period end.      90,285,463   73,562,560

  $2.6 million  mortgage warehouse credit  facility
  at a commercial  bank; interest rate is fixed  at
  prime at  the time  of each  advance; expires  at
  October 31, 2004; weighted average interest  rate
  was 4.24% at period end.                             1,264,467    1,295,655

  $35  million mortgage  warehouse credit  facility
  at  a commercial  entity;  interest is  a  margin
  based  on  underlying collateral  over  the  one-
  month LIBOR;  expiring August 31, 2005;  interest
  rate was 2.42% at April 30, 2004.                   25,870,706      754,484
                                                     -----------  -----------
                                                    $217,519,477 $151,473,234
                                                     ===========  ===========

 NOTE 7 - NOTE PAYABLE

 The Company had a short-term note payable with a commercial bank expiring February 12, 2004, at 2.08% interest secured by a certificate of deposit. The balance was paid in full at expiration.


 NOTE 8 - RELATED PARTY TRANSACTIONS

 In the normal course of business, the Company makes loans to employees other than officers and directors. These loans were $11,889 and $53,984 at April 30, 2004 and 2003, respectively.

 The Company has entered into a compensation agreement with First Fidelity Capital Markets, Inc. (Fidelity) of which a member of the Board of Directors for the Company is a principal. The agreement provides for Fidelity to receive as compensation 10% of net pretax earnings earned by any mortgage banking or other opportunity introduced by Fidelity to the Company. To date, the Company has entered into one mortgage banking transaction with an individual introduced to the Company by Fidelity. During the year ended April 30, 2004, the Company paid $151,481 to Fidelity based on the pretax profits of the division managed by the individual introduced under this arrangement.


 NOTE 9 - EMPLOYEE BENEFIT PLAN

 The Company sponsors a 401(k) defined contribution profit sharing plan, which covers substantially all employees that have attained the age of 18. Employee contributions are limited to the maximum contributions allowed by the IRS. The plan allows for Company matching contributions of up to 15% of employee compensation. There was no employer matching contribution in the 2004 or 2003 fiscal years by the Company.


 NOTE 10 - INCOME TAXES

 The provision for income taxes consists of the following at April 30:

                                                        2004          2003
                                                     ----------    ----------
   Current provision
      Federal                                       $  (173,649)  $ 1,169,700
      State                                             (24,607)      239,577
   Deferred provision                                 3,383,889     1,811,813
                                                     ----------    ----------
                                                    $ 3,185,633   $ 3,221,090
                                                     ==========    ==========

 The net deferred tax liability is comprised of the following at April 30:

                                                        2004          2003
                                                     ----------    ----------
   Deferred tax assets
      Depreciation                                  $         -   $    46,323
      Derivatives                                             -       231,278
      Net operating loss                              1,739,721             -
                                                     ----------    ----------
                                                      1,739,721       277,601
   Deferred tax liabilities
      Depreciation                                      153,909             -
      Loan origination costs                            976,631       853,241
      Mortgage servicing rights                       6,381,072     1,822,971
      Other                                             108,096        97,487
                                                     ----------    ----------
                                                      7,619,708     2,773,699
                                                     ----------    ----------
        Net deferred tax liability                  $ 5,879,987   $ 2,496,098
                                                     ==========    ==========

 The difference between the financial statement tax expense and amounts computed by applying the statutory federal rate of 34% to pretax income is reconciled as follows:

                                                        2004          2003
                                                     ----------    ----------
   Statutory rate applied to income before taxes $ 2,706,583 $ 2,662,331 Add (deduct)
      State tax, net                                    400,921       289,302
      Effect of nondeductible expenses and other
        adjustments                                      78,129       269,457
                                                     ----------    ----------
        Income tax expense                          $ 3,185,633   $ 3,221,090
                                                     ==========    ==========


 NOTE 11 - COMMITMENTS

 The Company has entered into various leases for office facilities and equipment, expiring in various years through 2010. Expenses for leased office facilities were $1,345,983 and $619,472 for 2004 and 2003, respectively. In addition to minimum lease payments, the Company is obligated to pay its share of building operating costs in excess of a base amount for certain leases. Future minimum lease payments are as follows:

              2005                          $  1,115,000
              2006                               840,000
              2007                               664,000
              2008                               355,000
              2009                               222,000
              Thereafter                         130,000
                                             -----------
              Total minimum lease payments  $  3,326,000
                                             ===========

 In the normal course of business, the Company is a party to financial instruments that are not reflected in the financial statements to meet the needs of its customers. These financial instruments include commitments to fund loans. At April 30, 2004 and 2003, the contract amount of these financial instruments is summarized as follows:

                                                     2004           2003
                                                  -----------    -----------
   Financial instruments whose contract amount
     represents credit risk:
      Commitments to fund loans                  $122,163,000    $174,790,000

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


 NOTE 12 - CAPITAL REQUIREMENTS

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

 The Company's actual capital amounts (adjusted for unacceptable assets as defined in the agreements) and the minimum amounts required for capital adequacy purposes, by investor, are as follows:

                                                           Minimum
                                            Actual         Capital
                                            Capital      Requirement
                                          -----------    -----------
      As of April 30, 2004:
        HUD                              $ 25,653,179   $  1,000,000
        GNMA                               25,653,179        250,000
        FHLMC                              25,653,179        250,000
        FNMA                               25,653,179      1,070,997

      As of April 30, 2003:
        HUD                              $ 11,932,575   $  1,000,000
        GNMA                               11,932,575        250,000
        FHLMC                              11,932,575        250,000
        FNMA                               11,932,575        631,974


 NOTE 13 - STOCK OFFERING

 On December 15, 2003, The Company completed its sale of 2,039,214 shares of common stock in an underwritten public offering. The public offering price was $6.67 per share. Net proceeds to the Company totaled approximately $12.1 million. Upon consummation of the offering, the Company had 5,964,143 common shares outstanding. The net proceeds of the offering are being used for general corporate purposes, including the implementation of the Company's growth and business strategies. In connection with the offering, the Company granted to the underwriter of the offering a warrant to purchase 142,745 shares at an exercise price of $8.00 per share. The warrant expires December 15, 2007.


 NOTE 14 - STOCK OPTIONS AND WARRANTS

 The Company maintained a Stock Option and Incentive Plan (the Plan). Pursuant to the Plan, 500,000 shares of common stock were made available for grant. Each option granted under the Plan vests as specified by the Board of Directors and has a term of not more than ten years. All options issued to date have a term of five years. The exercise price of options granted is at least equal to market value at the date of grant. The Plan, which was adopted in 1993, was a 10 year plan. As such, there will be no further grants under the Plan.

 The Company accounts for stock options in accordance with APB Opinion No. 25 and therefore has recorded no compensation expense for options granted.

 Options outstanding at April 30, 2004 have a weighted average life of 3.4 years, with exercise prices ranging from $1.10 to $6.70. For the years ended April 30, 2004 and 2003, 130,500 and 223,500 options, respectively, were granted at $6.70 and $2.70 per share, respectively.

 The following is a summary of stock option activity for the years ended
 April 30:

                                            2004                 2003
                                     -----------------    -----------------
                                              Weighted             Weighted
                                              Average              Average
                                              Exercise             Exercise
                                     Options    Price     Options    Price
                                     -------    -----     -------    -----
  Outstanding at beginning of year   413,800   $ 3.67     220,500   $ 5.03
  Granted                            130,500     6.70     223,500     2.70
  Exercised                           (6,400)    2.41        (200)    2.70
  Expired                            (67,500)    6.50           -        -
  Forfeited                          (37,300)    4.10     (30,000)    6.50
                                     -------              -------
  Outstanding at end of year         433,100     4.12     413,800     3.67
                                     =======              =======
  Exercisable at end of year         186,480     3.93     148,000     4.91
                                     =======              =======
  Shares available for future
    issuance                               -               86,200
                                     =======              =======

 The following is a summary of the exercise prices, the number of outstanding options, and the remaining contractual life of the outstanding options as of April 30, 2004:

                  Outstanding                    Exercisable
                  -----------                    -----------
                                  Remaining
     Exercise                    Contractual              Exercise
      Prices         Number         Life       Number       Price
      ------         ------         ----       ------       -----
      $ 1.10         25,000          2.3 yrs   15,000     $  1.10
        1.45         33,700          2.4       20,220        1.45
        2.70        197,900          3.5       79,160        2.70
        6.50         46,000           .6       46,000        6.50
        6.70        130,500          4.6       26,100        6.70
                    -------                   -------
        4.12        433,100          3.4      186,480        3.93
        ====        =======          ===      =======        ====

 At April 30, 2004, the Company had warrants outstanding to purchase 142,745 shares of common stock at $8.00 per share. These warrants expire December 15, 2007. At April 30, 2003, the Company had total warrants outstanding to purchase 80,000 shares of common stock at $7.80 per share. These warrants expired in May 2003 without being used.


 NOTE 15 - EARNINGS PER COMMON SHARE

 The following summarizes the computation of basic and diluted earnings per common share before the cumulative effect of a change in accounting principle and after the preferred stock dividend:

                                                        2004          2003
                                                     ----------    ----------
   Basic earnings per common share
      Net income for common shareholders            $ 4,736,406   $ 4,570,795
                                                     ==========    ==========
      Weighted average shares outstanding             4,686,540     3,933,089
                                                     ----------    ----------
        Basic earnings per common share             $      1.01   $      1.16
                                                     ==========    ==========
   Diluted earnings per common share
      Net income for common shareholders            $ 4,736,406   $ 4,570,795
                                                     ==========    ==========

      Weighted average shares outstanding             4,686,540     3,933,089
      Diluted effect of assumed exercise
        of stock options and warrants                   180,402        79,539
                                                     ----------    ----------
      Diluted average shares outstanding              4,866,942     4,012,628
                                                     ==========    ==========
        Diluted earnings per common share           $       .97   $      1.14
                                                     ==========    ==========

 At April 30, 2003, options to purchase 128,000 shares of common stock at an average price of $6.50 were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was therefore anti-dilutive. Additionally at April 30, 2004 and 2003, warrants to purchase 142,745 and 80,000 shares of common stock at $8.00 and $7.80 per share, respectively, were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was therefore anti-dilutive. The $7.80 warrants expired unexercised in May 2003.


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
                                                     2004           2003
                                                  -----------    -----------
   Forward contracts
      Notional amount                            $147,236,000   $173,176,000
      Fair value                                    2,897,000     (1,210,000)
      Carrying amount                               2,897,000     (1,210,000)

   Rate lock commitments
      Notional amount                            $122,163,000   $174,790,000
      Fair value                                     (210,000)       329,000
      Carrying amount                                (210,000)       329,000

 Forward contracts also contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event the parties to all delivery commitments were unable to fulfill their obligations, the Company would not incur any significant additional cost by replacing the positions at current market rates. The Company minimizes its risk of exposure by limiting the counterparties to those major banks and financial institutions that meet established credit and capital guidelines. Management does not expect any counterparty to default on their obligations and therefore, does not expect to incur any cost due to counterparty default.

 The Company is exposed to interest rate risk on loans held for sale and rate lock commitments. As market interest rates increase or decrease, the fair value of loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk, the Company enters into derivatives such as forward contracts to sell loans. The fair value of these forward contracts will change as market interest rates change, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on the effectiveness of hedging and risk management activities and a variety of other factors, including market interest rate volatility, the amount of rate lock commitments that close, the ability to fill the forward contracts before expiration, and the time period required to close and sell loans.

 Certain forward contracts are designated as fair value hedges of loans held for sale. Accordingly, these forward contracts and the hedged loans held for sale are carried at fair value in offsetting amounts. At April 30, 2004 and 2003, loans held for sale with a notional amount of approximately $102,562,000 and $61,860,000, respectively, were designated as a part of the fair value hedge. The fair value of these loans approximated $100,247,000 and $62,144,000 as of April 30, 2004 and 2003, respectively. The remaining forward contracts and rate lock commitments are not designated as hedges and are carried at fair value. The net gain or loss on all derivative activity is included as a component of gain on sale of loans, net. The following table reflects the net gain or loss recorded on all derivative activity, the portion of this net gain or loss attributable to the ineffective portion of fair value hedges, and the portion of gain or loss attributable to derivatives that are not included in fair value hedges for the twelve months ended April 30, 2004 and 2003:
                                                        2004          2003
                                                     ----------    ----------
 Net gain/(loss) recognized in earnings             $   372,000   $  (597,000)
 Ineffective portion of hedge                                 -           -
 Gain/(loss) from derivatives excluded from hedges      372,000   $  (597,000)


 NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

 Carrying amount and estimated fair values of financial instruments were as follows at April 30 (in thousands):

                                       2004                   2003
                               -------------------    -------------------
                               Carrying     Fair      Carrying     Fair
                                Amount      Value      Amount      Value
                                ------      -----      ------      -----
 Financial assets
   Cash and cash equivalents   $ 12,900   $ 12,900    $  8,709   $  8,709
   Restricted cash                1,388      1,388         745        745
   Certificates of deposit          434        434         432        432
   Loans held for sale          223,635    224,294     154,735    155,542
   Notes receivable                  12         12          54         54


                                       2004                   2003
                               -------------------    -------------------
                               Carrying     Fair      Carrying     Fair
                                Amount      Value      Amount      Value
                                ------      -----      ------      -----
 Financial liabilities
   Warehouse lines of credit   $217,519   $217,519    $151,473   $151,473
   Accrued interest payable         420        420         307        307
   Note payable                       -          -         350        350

 The methods and assumptions used to estimate fair value are described as follows:

 Carrying amount is the estimated fair value for cash and cash equivalents, restricted cash, certificates of deposit, notes receivable, warehouse lines of credit, accrued interest payable, and note payable. Fair value of loans held for sale is based on market quotes. Derivatives include forward contracts and rate lock commitments. Forward commitments are valued at the amount payable or receivable to/from the counterparty to settle contracts. The fair value of commitments to fund loans (rate lock commitments) is determined as described in Note 1 under "Loans Held for Sale and Related Derivatives".


 NOTE 18 - REINSURANCE AGREEMENTS

 The Company has entered into various agreements from 2001 to 2003 with four insurance companies to share in the risk of loss on certain mortgage loans that require primary mortgage insurance ("PMI"). The agreements cover periods after the contract dates, and do not include retroactive reinsurance. The term of the coverage for each loan is limited to ten years. The agreements make the Company responsible for a portion of the losses incurred on loans designated for these agreements and in return, the Company receives 25% of the PMI premiums collected. The Company is responsible for any claims made on the loans that are designated as part of the agreements that fall between five and ten percent of the unpaid principal of loans for each calendar year loans were designated for the plan. The insurance companies are responsible for claims paid up to five percent and over ten percent of the unpaid principal balance. The Company is also required to pay various fees related to the management of the program. The Company recognizes revenue and expenses as the premiums are earned and management fees are incurred, and records a liability for any probable and estimable losses that are expected to be incurred. Premiums are paid monthly by the mortgagees during the coverage period, and premium revenue is recognized when received. A claims liability is estimated based on claims reported and using current and historical PMI loss experience of the Company to estimate claims incurred but not reported.

 As part of the agreements, the Company is required to deposit 10% of insured risk and all premiums earned into a trust account until it has accumulated enough reserves as defined by the agreements. The Company is required to maintain deposit reserves in the trust account equal to 102% of the greater of either, 50% of any premiums earned, 20% of the portion of potential claims that the Company may be responsible for (reinsurance risk assumed), or 100% of the remaining losses the Company is contractually obligated to pay. The Company's liability is limited to the amount in the trust account plus any premiums not yet remitted by the insurance company. Funds in the trust accounts not used to pay claims are disbursed to the Company. To date, the Company has not received any disbursements from the trust accounts under its agreements. The term for the coverage is ten years, but may be less as loans pre-pay or are otherwise removed from coverage. At this time, management does not believe that any losses have been incurred under these agreements based on claims reported and historical claims rates for all loans originated, and no liability has been recorded. Management periodically reviews its actual mortgage insurance claims both on an overall basis and on the loans specifically allocated to participate in the reinsurance agreements. Historically, claims have not exceeded the threshold that would require the Company to be responsible for any claims and claims paid by the PMI companies to date under the agreements have been nominal. In the event the loss development history changes in the future, the Company would record the liability as a current period charge to earnings.

 The following table provides information regarding the reinsurance agreements at April 30:
                                                        2004          2003
                                                     ----------    ----------
  Amount of claims payable prior to responsibility  $ 4,867,919   $ 2,959,925
  Reinsurance risk assumed by UFMC                    4,867,919     2,959,925
  Claims Paid to date                                   144,018       108,037
  Trust account balance plus unremitted premiums        921,011       578,119
  Premium revenue earned                                228,947       280,846


 NOTE 19 - PORTLAND MORTGAGE COMPANY ACQUISITION

 Effective May  6, 2003,  the Company  acquired  the operations  of  Portland
 Mortgage Company (PMC). PMC is a privately held mortgage banker that employs 58 full-time employees and operates six branches in Oregon and southwest Washington. The acquisition of these offices strengthens the Company's position in the northwest. PMC's business includes both wholesale and retail residential lending. The purchase price for the acquisition was based on the April 30, 2003 equity of PMC of $1,327,000, plus 115% of the pretax earnings, as defined in the purchase agreement, of PMC's offices during the first year, 50% of the pretax earnings in year two, and 25% of the pretax earnings in year three. The business combination is accounted for under the purchase method of accounting. Accordingly, the results of operations of PMC have been included in the Company's results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. Amounts paid in excess of the fair value of the net assets acquired are recorded as goodwill. The purchase price has been allocated as follows based on the closing equity and approximately $500,000 in payments made or anticipated to be made to the former PMC shareholders based on earnings through April 30, 2004 (in 000's):

    Cash and cash equivalents                    $   1,592
    Loans held for sale                             21,761
    Premises and equipment                             329
    Other Assets                                        98
    Goodwill                                           479
    Warehouse lines of credit                      (21,590)
    Accrued expenses and other liabilities            (842)
                                                  --------
    Net assets acquired through April 30, 2004   $   1,827

 Additional consideration is paid per the acquisition agreement based on the pretax earnings of the PMC offices in varying percentages over three years. Because these amounts are not reasonably estimable at this time, these amounts will continue to be allocated to goodwill over the course of the next two years. Proforma information has not been provided, as the results of the operations of PMC in total are not material to the overall net income of the Company.

 PMC sponsors a 401(k) defined contribution profit sharing plan, which covers substantially all employees that have attained the age of 18. Employee contributions are limited to the maximum contributions allowed by the IRS. The plan allows for Company matching contributions of employee contributions as well as of employee compensation as determined each year. Employer matching contributions in 2004 were approximately $81,000 for the year ending April 30, 2004. There were no other contributions to the plan for the year ended April 30, 2004.


 Item  8.    Changes  in  and  Disagreements  on  Accounting  and   Financial
 Disclosures.

      None


 Item 8A.  Controls and Procedures.

 An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of April 30, 2004. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.


                                   PART III


 Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

 The Company hereby incorporates by reference  the information called for  by
 Item 9 of this  Form 10-KSB regarding directors  and executive officers  and
 Section 16 (a) compliance from the sections entitled "Election of Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance," respectively, of the Company's 2004 proxy statement.

 The Company has adopted a Code of Business Conduct and Ethics applicable to its directors, officers and employees, including its chief executive officer, chief financial officer and other senior financial officers performing accounting, auditing, financial management or similar functions. The Company's Code of Business Conduct and Ethics is posted on the Investor Information page of its web site at www.ufmc.com. The Company intends to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of its Code of Business Conduct and Ethics by disclosing such matters in the Investor Information section of its web site. Shareholders may request a free copy of the Company's Code of Business Conduct and Ethics from the Company by writing:

        United Financial Mortgage Corp.
        Attn: Code of Ethics,
        815 Commerce Drive, Suite 100,
        Oak Brook, IL  60523


 Item 10. Executive Compensation.

 The Company hereby incorporates by reference  the information called for  by
 Item  10  of  this  Form  10-KSB   from  the  section  entitled   "Executive
 Compensation" of the Company's 2004 proxy statement.


 Item 11. Security Ownership of Certain Beneficial Owners and Management.

 The Company hereby incorporates by reference  the information called for  by
 Item 11 of this Form 10-KSB from the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's 2004 proxy statement.


 Item 12. Certain Relationships and Related Transactions.

 The Company hereby incorporates by reference  the information called for  by
 Item 12 of this Form 10-KSB from the section entitled "Certain Relationships and Related Transactions" of the Company's 2004 proxy statement.


 Item 13. Exhibits, Financial Statement Schedules, and Reports of Form 8-K.

   (a) (1) Exhibits and Reports on Form 8-K
           The exhibits required by Item 601 of Regulation S-B are included with the Form 10-KSB and are listed on the Index to Exhibits immediately following the signature page.

   (b) (1) Reports

           The following reports on Form 8-K have been filed by the Company during the last quarter of the period:

                Form 8-K dated 02/17/04
                Form 8-K dated 03/12/04


 Item 14.  Principal Accountant Fees and Services

 The Company hereby incorporates by reference  the information called for  by
 Item 14 of this Form 10-KSB from the section entitled "Accounting Fees and Services" of the Company's 2004 proxy statement.

                                    SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Registrant:                             United Financial Mortgage Corp.

                                    By:  /S/ Steve Y. Khoshabe
                                    ---------------------------------------
                                         Steve Y. Khoshabe, President
                                         and Chief Executive Officer


                                    By:  /S/ Robert L. Hiatt
                                    ---------------------------------------
                                         Robert L. Hiatt,
                                         Chief Financial Officer

 Dated:                             July 29, 2004


 Directors:                         By:  /S/ Joseph Khoshabe
                                    ---------------------------------------
                                         Joseph Khoshabe,
                                         Chairman and Director

                                    By:  /S/ John A. Clark
                                    ---------------------------------------
                                         John A. Clark, Director

                                    By:  /S/ James Zuhlke
                                    ---------------------------------------
                                         James Zuhlke, Director

                                    By:  /S/ Elliot Jacobs
                                    ---------------------------------------
                                         Elliot Jacobs, Director

                                    By:  /S/ Robert S. Luce
                                    ---------------------------------------
                                         Robert S. Luce,
                                         Secretary and Director

                              INDEX TO EXHIBITS

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

 4.1    Underwriter's Warrant, dated December 15, 2003.*

 10.1   Joseph Khoshabe Employment Agreement, dated as of August 1, 2003.+

 10.2   Steve Y. Khoshabe Employment Agreement, dated as of August 1, 2003.+

 10.3 Letter Agreement, dated July 23, 2002, between First Fidelity Capital Markets, Inc. and United Financial Mortgage Corp.+

 10.4 Letter Agreement, dated June 1, 2003, between United Financial Mortgage Corp. and SRJC, Inc.+

 10.5   Amended and Restated Warehousing Credit Agreement, dated August 1,
        2003.+

 10.6   Master Repurchase Agreement, dated August 29, 2001.+

 10.7   Amendment No. 1 to Master Repurchase Agreement, dated August 28,
        2002.+

 10.8   Amendment No. 2 to Master Repurchase Agreement, dated September 3,
        2002.+

 10.9   Amendment No. 3 to Master Repurchase Agreement, dated September 26,
        2002.+

 10.10  Amendment No. 4 to Master Repurchase Agreement, dated October 1,
        2002.+

 10.11  Amendment No. 5 to Master Repurchase Agreement, dated December 2,
        2002.+

 10.12  Amendment No. 6 to Master Repurchase Agreement, dated January 30,
        2003.+

 10.13  Amendment No. 7 to Master Repurchase Agreement, dated March 15,
        2003.+

 10.14  Amendment No. 8 to Master Repurchase Agreement, dated May 30,
        2003.+

 10.15  Amendment No. 9 to Master Repurchase Agreement, dated July 16,
        2003.+

 10.16  Amendment No. 10 to Master Repurchase Agreement, dated July 23,
        2003.+

 10.17  Amendment No. 11 to Master Repurchase Agreement, dated August 27,
        2003.+

 10.18  Agreement of Lease (Oakbrook Facility).+

 10.19 First Amendment to Amended and Restated Warehousing Credit Agreement, dated October 31, 2003.+

 10.20 Third Amendment to Amended and Restated Warehousing Credit Agreement, dated December 19, 2003.*

 10.21  Amendment No. 13 to Master Repurchase Agreement, dated February 2,
        2004.*

 10.22 Amendment No. 1 to Early Purchase Program Addendum to Loan Purchase Agreement.*

 10.23  Amendment No. 14 to Master Repurchase Agreement, dated March 31,
        2004.

 10.24 Fourth Amendment to Amended and Restated Warehousing Credit Agreement, dated April 9, 2004.

 10.25 Fifth Amendment to Amended and Restated Warehousing Credit Agreement, dated April 15, 2004.

 10.26 Sixth Amendment to Amended and Restated Warehousing Credit Agreement, dated April 22, 2004.

 10.27  Amendment No. 15 to Master Repurchase Agreement, dated April 22,
        2004.

 21.1   Subsidiaries of United Financial Mortgage Corp.

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

 + Filed as an exhibit to the Company's Registration Statement on Form SB-2/A filed on November 11, 2003 and incorporated herein by reference.

 * Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed on March 16, 2004 and incorporated herein by reference).