Form 10-Q
period 2004-07-31
UNITED FINANCIAL MORTGAGE CORP
filed 2004-09-14
CIK 916823

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended July 31, 2004

                                      OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For transition period from __________ to __________

                       Commission File Number 001-14127

                        UNITED FINANCIAL MORTGAGE CORP.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               Illinois                              36-3440533
   -------------------------------      ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


     815 Commerce Drive, Suite 100
            Oak Brook, Illinois                                 60523
 ----------------------------------------                    ----------
 (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number including area code:   (630) 571-7222


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days. Yes  X   No     .

      Indicate by check mark whether the  Registrant is an accelerated  filer
 (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X .

      Indicate the number of shares outstanding of each of the Issuer's class of common stock as of the latest practicable date.

 20,000,000 shares of Common Stock, no par value, were authorized, and 5,965,143 shares of Common Stock were issued and outstanding, as of September 13, 2004.

                       UNITED FINANCIAL MORTGAGE CORP.

                         Form 10-Q Quarterly Report

                             Table of Contents

                                  PART I
                                                                       Page
                                                                      Number
                                                                      ------
 Item 1. Financial Statements                                            4
 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    16
 Item 3. Quantitative and Qualitative Disclosures About Market Risk     20
 Item 4. Controls and Procedures                                        21

                                   PART II

 Item 1. Legal Proceedings                                              22
 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    22
 Item 3. Defaults Upon Senior Securities                                22
 Item 4. Submission of Matters to a Vote of Security Holders            22
 Item 5. Other Information                                              22
 Item 6. Exhibits and Reports on Form 8-K                               22

 Form 10-Q Signatures                                                   23

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

 * unexpected difficulties in integrating or operating newly acquired businesses;

 * the effect of the competitive pressures from other lenders or suppliers of credit in our market;

 *  changes in government regulations that affect our business;

 *  our ability to expand origination volume while reducing overhead; and

 * the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market;

 * our inability to manage the risks associated with the foregoing as well as anticipated.

 These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning our company and its business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

                                    PART I

 ITEM 1.   FINANCIAL STATEMENTS

                       UNITED FINANCIAL MORTGAGE CORP.
                                Balance Sheets
                           (Dollars in thousands )

                                                   July 31,        April 30,
                                                     2004             2004
                                                 -----------      -----------
                                                 (Unaudited)
 ASSETS
 Cash and due from financial institutions       $          -     $     10,968
 Interest-bearing deposits in financial
   institutions                                       11,132            1,933
                                                 -----------      -----------
   Total cash and cash equivalents                    11,132           12,901
 Restricted cash                                       1,517            1,388
 Certificates of deposit                                 437              434
 Loans held for sale                                 160,247          223,634
 Mortgage servicing rights, net                       18,273           16,438
 Premises and equipment, net                           1,178            1,185
 Goodwill                                                575              575
 Prepaid expenses and other assets                     2,568            2,065
                                                 -----------      -----------
   Total assets                                 $    195,927     $    258,620
                                                 ===========      ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities
   Warehouse lines of credit                    $    155,617     $    217,519
   Accrued expenses and other liabilities              9,723           11,432
                                                 -----------      -----------
      Total liabilities                              165,340          228,951

 Shareholders' equity
   Preferred stock, 5,000,000 authorized, no par
    value, Series A redeemable shares, 63 issued
    and outstanding at July 31, 2004 and April
    30, 2004 (aggregate liquidation preference
    of $315)                                             315              315
   Common stock, no par value, 20,000,000 shares
    authorized, 6,140,843 shares issued at July
    31, 2004 and at April 30, 2004                    18,687           18,687
   Retained earnings                                  11,907           10,989
                                                 -----------      -----------
                                                      30,909           29,991
   Treasury stock, 176,700 shares at July 31,
   2004 and at April 30, 2004, at cost                  (322)            (322)
                                                 -----------      -----------
      Total shareholders' equity                      30,587           29,669
                                                 -----------      -----------
   Total liabilities and shareholders' equity   $    195,927     $    258,620
                                                 ===========      ===========


        See accompanying notes to the unaudited financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                             Statements of Income
                 (Dollars in thousands except per share data)
                                 (Unaudited)



                                                  Three Months Ended July 31,
                                                     2004             2003
                                                 -----------      -----------
 Revenues
  Gain on sale of loans, net                    $     12,286     $     19,819
  Loan servicing income, net                             783              222
  Interest income                                      2,441            2,242
  Other income                                            50              153
                                                 -----------      -----------
    Total revenues                                    15,560           22,436

 Expenses
  Salaries and commissions                             9,829           15,801
  Selling and administrative                           3,112            2,291
  Interest expense                                     1,011            1,270
  Depreciation                                            77               92
                                                 -----------      -----------
    Total expenses                                    14,029           19,454
                                                 -----------      -----------

 Income before income taxes                            1,531            2,982

 Income taxes                                            613            1,193
                                                 -----------      -----------

 Net income                                     $        918     $      1,789
                                                 ===========      ===========

 Basic earnings per common share                $        .15     $        .46
                                                 ===========      ===========
 Diluted earnings per common share              $        .15     $        .43
                                                 ===========      ===========

        See accompanying notes to the unaudited financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
                           Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)


                                                  Three Months Ended July 31,
                                                     2004             2003
                                                 -----------      -----------
 Cash flows from operating activities
  Net income                                    $        918     $      1,789
  Adjustments to reconcile net income to net
   cash from operating activities
    Depreciation                                          77               92
    Amortization of mortgage servicing rights            682              883
    Impairment of mortgage servicing rights                -           (1,060)
    Gain on sale of loans                            (12,286)         (19,819)
    Origination of mortgage loans held for sale     (471,952)      (1,018,312)
    Proceeds from sale of mortgage loans held
      for sale                                       545,108          994,058
    Change in prepaid expenses and other assets         (503)            (135)
    Change in accrued expenses and other
      liabilities                                     (1,709)           2,798
                                                 -----------      -----------
       Net cash from operating activities             60,335          (39,706)

 Cash flows from investing activities
  Acquisition of mortgage company net of
    cash acquired                                          -              154
  Change in restricted cash                             (129)             (34)
  Net change in certificates of deposit                   (3)               2
  Purchase of premises and equipment, net                (70)            (276)
                                                 -----------      -----------
    Net cash from investing activities                  (202)            (154)

 Cash flows from financing activities
  Issuance of common stock                                 -               14
  Changes in warehouse lines of credit, net          (61,902)          39,679
                                                 -----------      -----------
    Net cash from financing activities               (61,902)          39,693
                                                 -----------      -----------

  Decrease in cash and cash equivalents               (1,769)            (167)

 Cash and cash equivalents at beginning of period     12,901            8,709
                                                 -----------      -----------
 Cash and cash equivalents at end of period     $     11,132     $      8,542
                                                 ===========      ===========


        See accompanying notes to the unaudited financial statements.

                       UNITED FINANCIAL MORTGAGE CORP.
             Notes to the Unaudited Interim Financial Statements


 NOTE 1 - BASIS OF PRESENTATION

 United Financial Mortgage Corp. ("UFMC" or "the Company") is an Illinois corporation organized to engage in the business of originating, selling and servicing residential mortgages. Although the Company's mortgage banking business has primarily focused on wholesale and retail residential mortgage origination activities, the Company has expanded its business to include mortgage servicing by retaining servicing rights on selected mortgage loans that were originated by the Company. The Company's principal lines of business are conducted in 36 states through its Wholesale Origination Division, its Retail Origination Division and its Servicing Division. While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's mortgage banking operations are considered by management to be aggregated in one reportable operating segment. The Company is an approved mortgage loan seller/servicer with the Federal Home Loan Mortgage Corporation and with the Federal National Mortgage Association. In addition, the Company is an approved mortgagee with the Government National Mortgage Association, the Federal Housing Administration, and the Department of Veteran's Affairs.

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

 The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
 Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended July 31, 2004 are not necessarily indicative of the results that might be expected for the 12 months ending April 30, 2005. Unless otherwise indicated, all dollar references are in thousands, except per share data.

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

 Restricted Cash
 ---------------
 The Company has elected to maintain cash balances with its warehouse banks to facilitate borrowings under the terms of its warehouse credit facilities and the gross amount of these cash balances is presented in the financial statements as restricted cash.

 Loans Held for Sale and Related Derivatives
 -------------------------------------------
 Loans held for sale include deferred origination fees and costs and are stated at the lower of cost or market value in the aggregate. The market value of mortgage loans held for sale is based on market prices and yields at period end in normal market outlets used by the Company.

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

 The pipeline of loans in process includes commitments to make loans at specific interest rates (rate lock commitments). At the time of interest rate lock commitment, no gain or loss is recognized. Subsequent changes in fair value are recorded in earnings. Fair value is determined based on the effect that change in market interest rates subsequent to the commitment date have on the value of the related loan. The fair value of rate lock commitments adjusted for estimated fallout, is included with loans held for sale, and changes in fair value are included in the net gain on sale of loans.

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

 Mortgage Servicing Rights, Net
 ------------------------------
 The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing retained or servicing released basis. Servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. The capitalized cost of loan servicing rights is amortized in proportion to and over the period of estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment of the underlying mortgages.

 Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic, loan type and term characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. The impairment charges reversed during the three month period ended July 31, 2003 was a result of this process and the change in market values during that period.

 Impact of Interest Rate Fluctuations
 ------------------------------------
 Interest rate fluctuations generally have a direct impact on a mortgage banking institution's financial performance. Significant increases in interest rates may make it more difficult for potential borrowers to purchase residential property and to qualify for mortgage loans as well as potentially reduce the number of borrowers who may seek to refinance their current loans. As a result, the volume and related income from loan originations may be reduced. Significant increases in interest rates will also generally increase the value of the Company's servicing portfolio as a result of slower than anticipated prepayment activity.

 Significant decreases in interest rates may enable more potential borrowers to qualify for a mortgage loan, resulting in higher income related to the loan originations. However, significant decreases in interest rates may result in higher than anticipated loan prepayment activity and therefore reduce the value of the loan servicing portfolio.

 Income and Expense Recognition
 ------------------------------
 The Company sells loans on both a servicing retained and servicing-released basis. Gain or loss is recognized upon delivery of the loans to the purchaser. The gain or loss is equal to the difference between the sales price and the carrying amounts of the loans sold. Loan revenue is recognized into gain on sale at the time of sale and consists of various items including commitment fees, underwriting fees, and other charges that the customer pays to the Company. Certain direct loan origination costs for loans held for sale are deferred until the related loans are sold.

 Salaries and commissions related to the origination of loans held for sale and other corporate purposes are disclosed as a separate line item on the statements of income.

 Interest on loans held for sale is credited to income as earned, and interest on warehouse lines of credit is charged to expense as incurred.

 Stock-Based Compensation
 ------------------------
 Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income for common shareholders and earnings per share for the three months ended July 31, 2004 and 2003 if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                         2004        2003
                                                       --------    --------
      Net income, as reported                         $     918   $   1,789
      Deduct:  Stock-based compensation expense
        determined under fair value based method             37          27
                                                       --------    --------
      Pro forma net income                            $     881   $   1,816
                                                       ========    ========

      Basic earnings per common share as reported     $     .15   $     .46
      Pro forma basic common earnings per share       $     .14   $     .45

      Diluted earnings per common share as reported   $     .15   $     .43
      Pro forma diluted earnings per common share     $     .14   $     .43


 Reclassifications
 -----------------
 Certain prior period amounts have been reclassified to conform to the current presentation.


 NOTE 2 - MORTGAGE LOANS SERVICED AND LOANS HELD FOR SALE

 The Company sells mortgage loans to secondary market investors ("Investor(s)"). These loans can be sold in one of two ways, servicing released or servicing retained. If a loan is sold servicing released, the Company has sold all the rights to the loan and the associated servicing rights. If a loan is sold servicing retained, the Company has sold the loan and kept the servicing rights, and thus the Company is responsible for collecting monthly principal and interest payments and performing certain escrow services for the Investor. The Investor, in turn, pays an annual fee for these services. The Company performs these servicing activities through what is referred to as a sub-servicer arrangement. The sub-servicer collects the monthly principal and interest payments and performs the escrow services for the Investor on behalf of the Company. The Company pays the sub-servicer a fee for these services. Servicing revenue is reported net of sub-servicer fees. At July 31, 2004 and April 30, 2004, the Company had the following loans held for sale.

                                                July 31, 2004  April 30, 2004
                                                -------------  --------------
      Loans held for sale                        $  160,247      $  223,634
      Less:  Allowance to adjust loans not
        assigned to forward contracts to
        lower of cost or market                           -               -
                                                  ---------       ---------
        Loans held for sale, net                 $  160,247      $  223,634
                                                  =========       =========

 The Company's servicing portfolio for third parties was approximately $1.5 billion and $1.4 billion at July 31, 2004 and April 30, 2004, respectively. These loans are owned by third parties and are not included in the assets of the Company. The Company's servicing portfolio for outside parties was as follows:

                                                July 31, 2004  April 30, 2004
                                                -------------  --------------
    Mortgage loan portfolios serviced for:
      FHLMC                                      $1,071,715      $  989,526
      FNMA                                          403,905         410,498
      IHDA                                              930             933
                                                  ---------       ---------
                                                 $1,476,550      $1,400,957
                                                  =========       =========

 The escrow funds are transferred to the sub-servicer and are not carried on the Company's balance sheet. At July 31, 2004 and April 30, 2004, the sub-servicer maintained escrow balances of approximately $7.7 million and $6.5 million, respectively, for loans in our portfolio. The value of the servicing rights is however included in the assets of the Company under the category of mortgage servicing rights, net.

 Activity related to capitalized mortgage servicing rights and the related valuation allowance for the three months ended July 31, 2004 and the year ended April 30, 2004 is summarized as follows:

                                                July 31, 2004  April 30, 2004
                                                -------------  --------------
   Servicing rights:
      Beginning of year                          $   16,438      $    5,964
      Additions                                       2,517          13,164
      Amortized                                        (682)         (2,690)
                                                  ---------       ---------
      Balance at end of year                     $   18,273      $   16,438
                                                  =========       =========
   Valuation Allowance:
      Beginning of year                          $        -      $   (1,229)
      Provision                                           -               -
      Valuation Allowance Reversal                        -           1,229
                                                  ---------       ---------
      Balance at end of year                     $        -      $        -
                                                  =========       =========

 The Company analyzes the mortgage servicing rights for impairment on a quarterly basis. The provision and reversal of the impairment charges incurred during the year ended April 30, 2004 were a result of this process. $1,060 of this reversal is reflected in gain on sale of loans, net in the statement of income for the three months ended July 31, 2003.

 The Company receives a  third party valuation  of its capitalized  servicing rights portfolio on a quarterly basis. The valuation of the portfolio reported by a contracted third party at July 31 and April 30, 2004 was approximately $18.9 million and $18.1 million, respectively.

 The following are the critical assumptions used by the third party to estimate the fair value:

                                                July 31, 2004  April 30, 2004
                                                -------------  --------------
   Servicing cost per loan                         $  46.00       $  40.98
   Weighted average discount rates                     9.1%           9.8%
   Weighted average prepayment rates                  12.3%          13.0%


 NOTE 3 - WAREHOUSE LINES OF CREDIT

 The Company funds mortgage loan activity using various warehouse lines of credit that are secured by the mortgage loans funded by the lines. On August 1, 2003, the Company combined several of its warehouse agreements into one syndicated facility ("the Syndication") reducing its total number of credit lines to four. The Syndication also provides for a working capital line of credit that is secured by the Company's mortgage loan servicing rights. There have been no borrowings under this provision since inception.

 The table below reflects the amounts outstanding on these lines as if the Syndication was in place for all periods presented. As it has historically, the Company expects to renew or extend its expiring credit facilities at levels appropriate for then current operations.

                                                        July 31,    April 30,
                                                          2004         2004
                                                        --------     --------
   $110 million  mortgage warehouse syndication  led
   by  a commercial  bank;  interest at  the  30-day
   LIBOR plus a factor based on the profiles of  the
   underlying  loans; expires  September  30,  2004;
   interest rate was 2.81% at July 31, 2004, weighted
   average interest rate for the year was 2.54%.       $  54,102    $ 100,099

   $150 million  mortgage warehouse credit  facility
   at a  commercial bank; interest  rate at the  30-
   day LIBOR plus a rate  depending  on  the type of
   loan funded; expires  August  25, 2005;  weighted
   average interest rate was 2.81% at period end.         91,007       90,285

   $2.6 million  mortgage warehouse credit  facility
   at a commercial  bank; interest rate is fixed  at
   prime  at  the  time  of  each  advance;  expires
   October 31, 2004; weighted average interest  rate
   was 4.24% at period end.                                1,259        1,264

   $35  million mortgage  warehouse credit  facility
   at  a commercial  entity;  interest is  a  margin
   based  on  underlying collateral  over  the  one-
   month LIBOR;  expires August  31, 2005;  interest
   rate was 2.42% at July 31, 2004.                        9,249       25,871
                                                        --------     --------
                                                       $ 155,617    $ 217,519
                                                        ========     ========

 The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth levels and maximum indebtedness to adjusted net worth ratios as defined in the respective agreements. The Company was in compliance or had obtained necessary waivers with all material aspects of these covenants as of July 31, 2004 and April 30, 2004.


 NOTE 4 - EARNINGS PER SHARE

 The following summarizes the computation of basic and diluted earnings per share:
                                                            Three Months
                                                           Ended July 31,
                                                      -----------------------
                                                         2004         2003
                                                      ----------   ----------
   Basic earnings per common share
      Net income for common shareholders             $       918  $     1,789
                                                      ==========   ==========
      Weighted average shares outstanding              5,964,143    3,918,529
                                                      ----------   ----------
        Basic earnings per share                     $       .15  $       .46
                                                      ==========   ==========

   Diluted earnings per common share
      Net income for common shareholders             $       918  $     1,789
                                                      ==========   ==========
      Weighted average shares outstanding              5,964,143    3,918,529
      Diluted effect of assumed exercise of
        stock options                                    141,515      204,667
                                                      ----------   ----------
      Diluted average shares outstanding               6,105,658    4,123,196
                                                      ==========   ==========
        Diluted earnings per common share            $       .15  $       .43
                                                      ==========   ==========

 For the three months ended July 31, 2004, warrants to purchase 142,745 shares of common stock at a price of $8.00 per share were outstanding but not included in the calculation of the diluted earnings per share because the warrant price was greater than the average market price of the common stock and, therefore, anti-dilutive. Additionally, for three months ended July 31, 2004, options to purchase 176,500 shares of common stock at prices ranging from $6.50 to $6.70 were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive.


 NOTE 5 - STOCK OPTIONS

 There were no options granted or exercised during the three months ended July 31, 2004 and 1,000 shares forfeited in the same period. In the three months ended July 31, 2003, 5,700 options were exercised at a weighted average price of $2.44 and 3,250 stock options forfeited. Total stock options outstanding were 432,100 and 404,850 at July 31, 2004 and 2003, respectively, with exercise prices ranging between $1.10 and $6.70 per share and $1.10 and $6.50 per share, respectively.


 NOTE 6 - DERIVATIVES

 Derivatives such as forward contracts and rate lock commitments are used in the ordinary course of business. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date and are used to manage interest rate risk on loan commitments and loans held for sale. Rate lock commitments are commitments to fund loans at a specific rate. The derivatives involve the underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts, fair values, and carrying amounts of these derivatives are as follows at July 31, 2004 and 2003:

                                                         2004         2003
                                                      ----------   ----------
   Forward contracts
      Notional amount                                $   134,835  $   294,314
      Fair value                                          (1,560)      12,273
      Carrying amount                                     (1,560)      12,273

   Rate lock commitments
      Notional amount                                $   126,726  $    87,832
      Fair value                                             895       (3,683)
      Carrying amount                                        895       (3,683)

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

 Certain forward contracts are designated as fair value hedges of loans held for sale. Accordingly, these forward contracts and the hedged loans held for sale are carried at fair value in offsetting amounts. At July 31, 2004 and 2003, loans held for sale with a notional amount of approximately $51.9 million and $160.2 million, respectively, were designated as a part of the fair value hedge. The fair value of these loans approximated $52.7 million and $150.2 million as of July 31, 2004 and 2003, respectively. The remaining forward contracts and rate lock commitments are not designated as hedges and are carried at fair value. The net gain or loss on all derivative activity is included as a component of gain on sale of loans, net. The following table reflects the net gain or loss recorded on all derivative activity, the portion of this net gain or loss attributable to the ineffective portion of fair value hedges, and the portion of gain or loss attributable to derivatives that are not included in fair value hedges for the three months ended July, 2004 and 2003:

                                                         2004         2003
                                                      ----------   ----------
 Net gain/(loss) recognized in earnings              $       203  $    (1,385)
 Ineffective portion of hedge                                  -            -
                                                      ----------   ----------
 Gain/(loss) from derivatives excluded from hedges   $       203  $    (1,385)
                                                      ==========   ==========


 NOTE 7 - SUBSEQUENT EVENTS

 On August 31, 2004, the Company acquired the operations of Vision Mortgage Group, Inc. (VMG). VMG's operations consist of retail mortgage banking activities primarily in the Rockford, Illinois and Tacoma, Washington areas. VMG employs 58 full-time employees and operates six branches in Illinois and Washington. The acquisition of these offices strengthens the Company's position in the northwestern United States as well as northwest Illinois and increases the Company's overall position in retail originations. The purchase price for the acquisition is based on the August 31, 2004 equity of VMG plus an earnout of approximately $788 thousand payable 25% at closing and annually thereafter upon the realization of certain earnings targets. If those targets are not met, the payments decrease and conversely, if they are exceeded, the purchase price payments are adjusted upward. As the final August 31, 2004 VMG financial statements were not yet available, total purchase price and thus purchase accounting have not been established. In accordance with the acquisition agreement, the Company has paid $388 thousand to date related to this acquisition. Pro forma information has not been provided as the results of the operations of VMG in total are not material to the overall net income of the Company.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

 The following discussion and analysis presents our financial condition at July 31, 2004 and the results of operations for the three months ended July 31, 2004 and 2003. You should read the following discussion together with our financial statements and the related notes elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS on page 3 of this quarterly report.

 We are an Illinois corporation organized to engage in the business of originating, selling and servicing residential mortgages. Although our mortgage banking business has primarily focused on wholesale and retail residential mortgage origination activities, the Company has expanded its business to include mortgage servicing by retaining servicing rights on selected mortgage loans that we originated. Our principal lines of business are conducted in 36 states through our Wholesale Origination Division, our Retail Origination Division and our Servicing Division. During the three months ended July 31, 2004, we originated approximately $472.0 million in loans for resale.

 Since we  organized in  1986, we  have focused  on growing  our  origination volume by building a retail and wholesale origination network through internal growth and selective acquisitions. On August 31, 2004, we acquired Vision Mortgage Group, Inc. ("VMG"). Vision is now a mortgage banking division that operates six branches in and around Rockford, Illinois and Tacoma, Washington. On May 6, 2003 we acquired Portland Mortgage Company ("PMC"). PMC is now a mortgage banking division that operates five branches in Oregon and southwest Washington.

 We earn revenue both as an originator and as a servicer of mortgage loans. Our primary source of revenue is the recognition of gain on the sale of its mortgage loans. Additionally, we generate revenue from origination fees and interest income earned on the mortgage loans that we originate and the income we earn from servicing mortgage loans. Expenses largely consist of:
 (i) commissions paid to loan originators on closed mortgage loans; (ii) salaries and benefits paid to employees other than loan originators;
 (iii) general selling and administrative expenses such as occupancy costs; and (iv) interest paid under our warehouse credit facilities.


 Results of Operations
 Three Months Ended July 31, 2004 and 2003

 Revenue

 Gain on sale of loans decreased to $12.3 million for the three months ended July 31, 2004 from $19.8 million for the three months ended July 31, 2003. This decrease was attributable to the decrease in loan originations from $1.0 billion in the same period in 2003 to $472 million in the same period in 2004. The decrease in volume is reflective of the generally higher interest rate environment that has prevailed since the end of July, 2003. For the three months ended July 31, 2004, the originations were 63% refinances, 33% purchases and 4% other. For the three months ended July 31, 2003 the origination were 84% refinances, 15% purchases and 1% other. Gains from each individual sale in the three months ended July 31, 2003 were higher than in the corresponding period in 2004 as a result of the prolonged falling interest rates to 30 year record lows we experienced in the first six months of calendar 2003. The competitive environment for the business remaining in the current interest rate environment has caused individual mortgage loan sales to be lower margin sales.

 Loan servicing income increased by 253%, or $.5 million, as a result of the additions made to the mortgage loan servicing portfolio throughout 2003 and 2004. The aggregate unpaid principal balance of the mortgage loans in the mortgage loan servicing portfolio increased 60% from $939 million at July 31, 2003 to $1.5 billion at July 31, 2004. Growth in the portfolio is expected to continue as long as interest rates remain in the general range prevalent during the last year.

 Interest income increased 9%, or $.2 million, from $2.2 million for the three months ended July 31, 2003 to $2.4 million for the three months ended July 31, 2004. This increase was attributable to an increase in the average coupon rate of the loans that were originated in the quarter ended July 31, 2004 as well as the length of time the loans were held prior to sale. Higher interest rate loans tend to be less interest rate sensitive and thus become a higher percentage of the volume when rates trend upward and the higher credit quality customers leave the refinance market.

 Expenses

 Salary and commissions expenses decreased 38% from $15.8 million for the three months ended July 31, 2003 to $9.8 million for the three months ended July 31, 2004. The decrease was primarily volume related as the commission component of the expenses both in the retail and wholesale origination divisions has a direct correlation to loan origination volume.

 Selling and administrative expenses increased 36% from $2.3 million for the period ended July 31, 2003 to $3.1 million for the period ended July 31, 2004. The increase from period to period is due to the expansion of the sales efforts including opening additional offices, especially in the eastern United States. Expansion costs consist primarily of office rental and insurance expenses. Additionally, the Company increased its lead generation purchases for its retail segment substantially and used outside information technology resources to enhance the automation and connectivity of our new offices and acquisitions.

 Interest expense decreased $.3 million, or 20%, from $1.3 million for the three months ended July 31, 2003 to $1.0 million for the three months ended July 31, 2004. This decrease was the result of a decrease in the average balance of the warehouse lines of credit in the respective periods. In addition, in May, 2004 we negotiated a rate improvement on certain products we originate and warehouse with one of our lenders. We expect similar negotiations to occur as the warehouse facilities renew in the second quarter. Further, our treasury management program initiated in our fourth quarter ended April 30, 2004 has taken available cash balances and applied them to the outstanding borrowings on one of our facilities, which has had a favorable impact on interest expense.

 Income taxes decreased from $1.2 million for the three months ended July 31, 2003 to $.6 million for the three months ended July 31, 2004. This decrease in taxes was the result of the decrease in taxable income for the same
 periods.   Our  effective tax  rate  remained  consistent at  40%  for  both periods.

 Financial Condition

 Total assets decreased $62.7 million or 24% from $258.6 million at April 30, 2004 to $195.9 million at July 31, 2004. The decrease primarily relates to the $63.4 million or 28% decrease in loans held for sale. The decrease in loans held for sale resulted from a decrease in originations in the three months ended July 31, 2004 compared to the three months ended April 30, 2004 from $698.9 million to $472.0 million, a decline of 32% generally resulting from an increase in mortgage lending rates between periods. Mortgage loan servicing rights increased from $16.4 million at April 30, 2004 to $18.3 million at July 31, 2004 an 11% increase. This increase is as a result of our continued plan to increase our servicing rights portfolio while interest rates continue to be relatively low from a historical perspective. Prepaid expenses and other assets increased $.5 million primarily as a result of the timing of annual premiums for certain insurance and annual maintenance payments for our information technologies systems.

 Total liabilities decreased $63.6 million or 28% from $229.3 million at April 30, 2004 to $165.3 million at July 31, 2004. The decrease is primarily attributable to the decrease of $61.9 million or 28% decrease in warehouse lines of credit from April 30, 2004 to July 31, 2004. This decrease relates directly to our decrease in originations discussed above as our borrowing under the lines of credit our collateralized by our loans held for sale and we do not maintain other borrowings.

 Total equity increased from $29.7 to $30.6 million or $.9 million as a result of the retention of $.9 million of the Company's earnings over the same period.

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

 We maintain cash balances in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. We monitor the financial institutions where these balances are held to limit the risk on the uninsured portions of those balances. Additionally, we have adopted and are completing implementation of a policy to maintain cash balances at institutions which are involved in the warehouse lines of credit and apply excess cash against outstanding warehouse balances between reporting periods to limit our cash deposit exposure and reduce interest expense.

 For the three months ended July 31, 2004 and 2003, net cash from operating activities was $60.3 million and $(39.7) million, respectively. Net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of mortgage loans held for sale and the change in prepaid expenses, and other assets, accrued expenses and other current liabilities. Cash proceeds from the sale of mortgage loans held for sale varies on whether we have sold or retained servicing rights. As noted previously, the sale of servicing rights generates an immediate cash premium while the retention of servicing rights increases the intangible mortgage servicing rights asset and generates less immediate cash. For the three months ended July 31, 2004 and 2003, we originated $472.0 million and $1.0 billion in loans held for sale, respectively, and received proceeds of $545.1 million and $994.1 million on sales of loans, respectively. During 2004, we have continued to pursue our strategy of retaining servicing rights on certain mortgage loans that we originate. Such retention has resulted in some reduction in short term cash flow available to us. We have employed capital to finance the retention of servicing rights. However, the retention of servicing rights creates an asset on our balance sheet and creates a future cash flow stream in the form of servicing income.

 Net cash from investing activities decreased $48 thousand from the three months ended July 31, 2003 to the same period in 2004. This decrease relates to increases in our restricted cash balances and the impact of the PMC acquisition on the three months ended July, 31, 2003 offset by fewer additions to premises and equipment in the three months ended July 31, 2004. The increase in restricted cash balances is a result of the August 1, 2003 change to our lending agreements which consolidated three lines of credit to one under which we elect to hold compensating balances in order to fund our originations at the note amount.

 Cash flow from financing activities for the three months ended July 31, 2004 and 2003 was $(61.9) million and $39.7 million, respectively. This cash flow primarily relates to increases in and decreases in our warehouse lines of credit as a result of originations volume.

 The net cash flow from operating, financing and investing activities was $(1.8) million for the three months ended July 31, 2004 and $(.2) million for the three months ended July 31, 2003.

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

 Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis. We fund our business, in part, through the use of warehouse lines of credit. Outstanding borrowings pursuant to the warehouse lines of credit totaled $155.6 million and $217.5 million at July 31, 2004 and April 30, 2004, respectively. The interest rates on the warehouse lines of credit vary and resulted in a weighted average rate of 2.7% and 2.6% at July 31, 2004 and April 30, 2004, respectively. We have one facility expiring in September 30, 2004 which we are currently in the process of renewing and do not anticipate will have an impact on our future ability to fund loans. Our renewal of our second facility in August, 2004 resulted in a $150 million line at more favorable terms to us. Additionally, we have a warehouse line for commercial loan production with another bank for $2.6 million. Borrowings under this line are at the prime rate at the time of the draw, and the facility expires in October of 2004. We have entered into another facility with an investor which allows us to warehouse up to $35 million in loans which will be sold to them at a rate which is margin based on the underlying collateral over the one-month LIBOR. This facility expires August 31, 2005. While we intend to renew these facilities at their respective expirations, if we cannot successfully maintain our existing credit facilities or replace them with comparable financing sources, we may be required to curtail our loan origination activities, which would have a material adverse effect on our financial condition and results of operations. Because our credit facilities are short-term lending commitments, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing.

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


 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Qualitative Information About Market Risk. The principal objectives of our interest rate risk management are to evaluate the interest rate risk included in balance sheet accounts, to determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives and to manage the risk consistent with our policy. Through this management, we seek to reduce the vulnerability of our operations to changes in interest rates. Our Board of Directors is responsible for reviewing policies and interest rate risk position. Our Board of Directors reviews the position established by management on at least a quarterly basis. In connection with this review, our Board of Directors evaluates our business activities and strategies, the effect of those strategies on the market value of our loans held for sale and servicing portfolios, and the effect the changes in interest rates will have on our loans held for sale and servicing portfolios.

 We maintain a disciplined Secondary Marketing Department that is managed by a senior officer and is responsible for taking appropriate actions to protect us against abrupt and unpredictable interest rate fluctuations. The operations of Secondary Marketing are subject to a formal and detailed policy that governs the Secondary Marketing Department and sets forth policies with respect to, among other things, our hedging strategies and sales of mortgage loans in the secondary market.

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


 ITEM 4.   CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of July 31, 2004. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.


                                   PART II

 ITEM 1.   LEGAL PROCEEDINGS

 The Company is involved in litigation in the normal course of its business. The Company does not expect that the resolution of any of the legal proceedings to which it is presently a party will have a material adverse effect on its results of operations, financial condition or cash flows.


 ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None


 ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

 None


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None


 ITEM 5.   OTHER INFORMATION

 None


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 a. The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the "Index to Exhibits" immediately following the Signatures.

 b. The following reports on Form 8-K were filed by the Company during the three month period ended July 31, 2004:

      On June 25, 2004, the Company furnished a Form 8-K with respect to the Company's press release announcing its earnings for the quarter and year ended April 30, 2004

      On June 29, 2004, the Company furnished a Form 8-K with respect to the Company's press release announcing its participation in an American Stock Exchange Online Banking Conference

      On July 1, 2004, the Company furnished a Form 8-K with respect to the Company's press release announcing the Company's implementation of a web-based mortgage platform

      On July 30, 2004, the Company furnished a Form 8-K with respect to the Company's press release announcing the date of its annual meeting and an update on the performance of its growth strategy



                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNITED FINANCIAL MORTGAGE CORP.
                                  (Registrant)


 Date: September 14, 2004          By: /s/ Steve Y. Khoshabe
                                       ----------------------------
                                       Steve Y. Khoshabe
                                       President and Chief Executive Officer

                                   By: /s/ Robert L. Hiatt
                                       ----------------------------
                                       Robert L. Hiatt
                                       Chief Financial Officer

                              INDEX TO EXHIBITS


 3.1 Amended and Restated Articles of Incorporation of United Financial Mortgage Corp. as amended (filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on May 14, 1997 and incorporated herein by reference).

 3.2(i) Bylaws of United Financial Mortgage Corp (filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on May 14, 1997 and incorporated herein by reference).

 3.2(ii)   Amendment to Bylaws of United Financial Mortgage Corp.

 4.1       Underwriter's Warrant, dated December 15, 2003.*

 10.28 United Financial Mortgage Corp. 2004 Stock Incentive Plan (filed as an exhibit to the Company's Proxy Statement on Schedule 14A filed on August 17, 2004 and incorporated herein by reference).

 10.29     Amendment No. 16 to Master Repurchase Agreement, dated May
           11, 2004

 10.30     Amendment No. 17 to Master Repurchase Agreement, dated August
           24, 2004

 10.31 Seventh Amendment to Amended and Restated Warehousing Credit Agreement, dated August 29, 2004.

 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

  + Filed as an exhibit to the Company's Registration Statement on Form SB-2/A filed on November 11, 2003 and incorporated herein by reference.

  * Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed on March 16, 2004 and incorporated herein by reference).