Form 10-Q/A
period 2004-07-31
UNITED FINANCIAL MORTGAGE CORP
filed 2004-09-17
CIK 916823

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

                       UNITED FINANCIAL MORTGAGE CORP.

                         Form 10-Q/A Quarterly Report

                         Table of Contents


                                                                       Page
                                                                      Number
                                                                      ------
                                   PART II

 Item 6 Exhibits and Reports on Form 8-K                                 3

 Form 10-Q/A Signatures                                                  3



                               EXPLANATORY NOTE

 This Amendment to the registrant's Quarterly report on Form 10-Q for the period ending July 31, 2004 is being filed solely to include the text of the Exhibits 3.2 (i), 10.29, 10.30 and 10.31 which were omitted from the Registrant's filing with the Commission on September 14, 2004. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

 PART II


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K






                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNITED FINANCIAL MORTGAGE CORP.
                                  (Registrant)


 Date: September 17, 2004          By: /s/ Steve Y. Khoshabe
                                       ----------------------------
                                       Steve Y. Khoshabe
                                       President and Chief Executive Officer

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