Form 10-Q
period 2004-10-31
UNITED FINANCIAL MORTGAGE CORP
filed 2004-12-15
CIK 916823

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended October 31, 2004

                                       or

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For transition period from __________ to __________

                        Commission File Number 001-14127

                         UNITED FINANCIAL MORTGAGE CORP.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                        ILLINOIS                                    36-3440533
------------------------------------------------------ --------------------------------------
    (State or other jurisdiction of incorporation or   (I.R.S. Employer Identification No.)
                      organization)

815 COMMERCE DRIVE, SUITE 100, OAK BROOK, ILLINOIS                    60523
------------------------------------------------------ --------------------------------------
        (Address of principal executive offices)                    (Zip Code)

                                 (630) 571-7222
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|Yes No|_|.

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_|Yes |X| No.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_|Yes |_|No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the Issuer's class of common stock as of the latest practicable date.

20,000,000 shares of Common Stock, no par value, were authorized, and 5,965,243 shares of Common Stock were issued and outstanding, as of December 10, 2004.

                         UNITED FINANCIAL MORTGAGE CORP.

                           Form 10-Q Quarterly Report

                                Table of Contents

PART I - FINANCIAL INFORMATION........................................................................5
ITEM 1.     Financial Statements......................................................................5
ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....19
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk................................25
ITEM 4.     Controls and Procedures..................................................................27
PART II - OTHER INFORMATION..........................................................................28
ITEM 1.     Legal Proceedings........................................................................28
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds..............................28
ITEM 3.     Defaults Upon Senior Securities..........................................................28
ITEM 4.     Submission of Matters to a Vote of Security Holders......................................28
ITEM 5.     Other Information........................................................................28
ITEM 6.     Exhibits.................................................................................29
SIGNATURES...........................................................................................30

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains, and future oral and written statements may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, results of operations, plans, objectives and future performance. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. Statements regarding the following subjects are forward-looking by their nature:

o        our business strategy, including acquisitions;

o        statements regarding interest rates and yield spreads;

o        our understanding of our competition;

o        market trends;

o        assumptions regarding our mortgage servicing rights; and

o        projected sources and uses of funds from operations.

These forward-looking statements are subject to various risks and uncertainties, including those related to:

o changes in demand for mortgage loans due to fluctuations in the real estate market, interest rates or the market in which we sell our mortgage loans;

o our access to funding sources and our ability to renew, replace or add to our existing credit facilities on terms comparable to the current terms;

o        assumptions underlying the value of our mortgage servicing rights;

o        the negative impact of economic slowdowns or recessions;

o        management's ability to manage our growth and planned expansion;

o unexpected difficulties in integrating or operating newly acquired businesses;

o the effect of the competitive pressures from other lenders or suppliers of credit in our market;

o        changes in government regulations that affect our business;

o        our ability to expand origination volume while reducing overhead;

o the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market; and

o our inability to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning our company and its business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

                                          PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                           UNITED FINANCIAL MORTGAGE CORP.
                                                   Balance Sheets
                                               (Dollars in thousands)

                                                                                              October 31, 2004  April 30, 2004
                                                                                              ----------------  --------------
ASSETS                                                                                           (Unaudited)
Cash and due from financial institutions                                                        $          -    $     10,968
Interest-bearing deposits in financial institutions                                                    8,227           1,933
                                                                                                ------------    ------------
       Total cash and cash equivalents                                                                 8,227          12,901
Restricted cash                                                                                        1,833           1,388
Certificates of deposit                                                                                  437             434
Loans held for sale                                                                                  266,640         223,634
Mortgage servicing rights, net                                                                        20,088          16,438
Premises and equipment, net                                                                            1,326           1,185
Goodwill                                                                                                 796             575
Prepaid expenses and other assets                                                                      3,363           2,065
                                                                                                ------------    ------------

       Total assets                                                                             $    302,710    $    258,620
                                                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Warehouse lines of credit                                                                    $    259,686    $    217,519
   Accrued expenses and other liabilities                                                             11,468          11,432
                                                                                                ------------    ------------
       Total liabilities                                                                             271,154         228,951

Shareholders' equity
   Preferred  stock, 5,000,000    authorized,  no par value,  Series A redeemable
     shares,  63 issued and  outstanding  at October 31, 2004 and April 30, 2004
     (aggregate liquidation preference of $315)
                                                                                                         315             315
   Common  stock,  no par  value, 20,000,000    shares  authorized,  6,141,943 and
     6,140,843 shares issued at October 31, 2004 and at
     April 30, 2004, respectively                                                                     18,690          18,687
   Retained earnings                                                                                  12,873          10,989
                                                                                                ------------    ------------
                                                                                                      31,878          29,991
   Treasury stock, 176,700 shares at October 31, 2004 and at April
     30, 2004, at cost                                                                                  (322)           (322)
                                                                                                ------------    ------------

   Total shareholders' equity                                                                         31,556          29,669
                                                                                                ------------    ------------

     Total liabilities and shareholders' equity                                                 $    302,710    $    258,620
                                                                                                ============    ============

          See accompanying notes to the unaudited financial statements.

                         UNITED FINANCIAL MORTGAGE CORP.
                              Statements of Income
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                    Three months ended   Six months ended
                                       October 31,          October 31,
                                    -----------------   -----------------
                                      2004      2003      2004      2003
                                    -------   -------   -------   -------
REVENUES
    Gain on sale of loans, net      $14,091   $14,551   $26,378   $34,370
    Loan servicing income, net          835       504     1,618       726
    Interest income                   3,106     2,039     5,547     4,281
    Other income                        272        40       322       193
                                    -------   -------   -------   -------
      Total revenues                 18,304    17,134    33,865    39,570

EXPENSES
    Salaries and commissions         11,357    10,692    21,186    26,494
    Selling and administrative        3,701     3,121     6,815     5,411
    Interest expense                  1,558     1,011     2,569     2,281
    Depreciation                         78       100       155       192
                                    -------   -------   -------   -------
      Total expenses                 16,694    14,924    30,725    34,378

INCOME BEFORE INCOME TAXES            1,610     2,210     3,140     5,192

Income taxes                            644       887     1,256     2,080
                                    -------   -------   -------   -------

NET INCOME                          $   966   $ 1,323   $ 1,884   $ 3,112
                                    =======   =======   =======   =======

Basic earnings per common share     $  0.16   $  0.34   $  0.32   $  0.79
                                    =======   =======   =======   =======

Diluted earnings per common share   $  0.16   $  0.32   $  0.31   $  0.76
                                    =======   =======   =======   =======

          See accompanying notes to the unaudited financial statements.

                         UNITED FINANCIAL MORTGAGE CORP.
                            Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                        Six months ended October 31,
                                                                        ----------------------------
                                                                            2004           2003
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $     1,884    $     3,112
     Adjustments to reconcile net income to net cash from operating activities
         Depreciation                                                           155            192
         Amortization of mortgage servicing rights                            1,528          1,449
         Gain on sale of loans                                              (26,377)       (34,370)
         Origination of mortgage loans held for sale                     (1,157,039)    (1,640,629)
         Proceeds from sale of mortgage loans held for sale               1,137,814      1,692,228
         Change in prepaid expenses and other assets                         (1,220)          (620)
         Change in accrued expenses and other liabilities                      (181)         2,055
         Reversal of valuation allowance on mortgage servicing rights             -         (1,060)
                                                                        -----------    -----------
             Net cash from operating activities                             (43,436)        22,357

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in certificates of deposit                                       (3)             -
     Acquisition of mortgage company net of cash acquired                      (195)           154
     Purchase of premises and equipment, net                                   (196)          (358)
                                                                               (445)           255
                                                                        -----------    -----------
             Net cash from investing activities                                (839)            51

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                     3             15
     Changes in warehouse lines of credit, net                               39,598        (26,084)
                                                                        -----------    -----------
             Net cash from financing activities                              39,601        (26,069)
                                                                        -----------    -----------

Decrease in cash and cash equivalents                                        (4,674)        (3,661)
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             12,901          8,709

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $     8,227    $     5,048
                                                                        ===========    ===========

          See accompanying notes to the unaudited financial statements.

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Founded in 1986 and headquartered in Oak Brook, Illinois, United Financial Mortgage Corp. ("UFM" or "the Company") is an independent nationwide wholesale and retail mortgage banker that originates, funds, sells and services residential mortgage loans. UFM also engages in the brokerage and origination of loans on commercial real estate. UFM recognizes revenue from its wholesale and retail origination channels through gains on the sale of mortgage loans and related servicing rights to institutions and investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold, and, in the case of retail operations, origination fees. UFM's Servicing Division recognizes revenue from the servicing of mortgage loans for others. Expenses largely consist of commissions paid to loan originators on closed mortgage loans, salaries and benefits paid to employees, general selling and administrative expenses such as occupancy costs and advertising costs and interest paid under the Company's warehouse credit facilities.

While the Company's management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's mortgage banking operations are considered by management to be aggregated in one reportable operating segment. The Company is an approved mortgage loan seller/servicer with the Federal Home Loan Mortgage Corporation ("FHLMC") and with the Federal National Mortgage Association ("FNMA"). In addition, the
Company is an approved mortgagee with the Government National Mortgage Association, the Federal Housing Administration, and the Department of Veteran's Affairs.

The accompanying financial statements have been prepared in accordance with U.S generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three- and six-month periods ended October 31, 2004 are not necessarily indicative of the results that might be expected for the 12 months ending April 30, 2005. Unless otherwise indicated, all dollar references are in thousands, except per share data.

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

Use of Estimates

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

Loans Held for Sale and Related Derivatives

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

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

Mortgage Servicing Rights, Net

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

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

Stock-Based Compensation

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income for common shareholders and earnings per share for the three- and six-months ended October 31, 2004 and 2003 if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123).


                                                           Three months ended       Six months ended
                                                              October 31,               October 31,
                                                        -----------------------   -----------------------
                                                           2004         2003         2004        2003
                                                        ----------   ----------   ----------   ---------
Net income, as reported                                 $      966   $    1,323   $    1,884   $   3,112
Deduct:  Stock-based compensation expense  determined
 under fair value based method                                  81           14          117          41
                                                        ----------   ----------   ----------   ---------

Pro forma net income                                    $      885   $    1,309   $    1,767   $   3,071
                                                        ==========   ==========   ==========   =========

Basic earnings per common share as reported             $     0.16   $     0.34   $     0.32   $    0.79
                                                        ==========   ==========   ==========   =========
Pro forma basic common earnings per share               $     0.15   $     0.33   $     0.30   $    0.78
                                                        ==========   ==========   ==========   =========
Diluted earnings per common share as reported           $     0.16   $     0.32   $     0.31   $    0.76
                                                        ==========   ==========   ==========   =========
Pro forma diluted earnings per common share             $     0.15   $     0.32   $     0.29   $    0.75
                                                        ==========   ==========   ==========   =========

The Financial Accounting Standards board is in the process of issuing a final statement that would be effective for all employee awards granted, modified, or settled. This statement will become effective for the Company for interim periods beginning after June 15, 2005. As of the effective date, compensation expense related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of FAS 123. Adoption of this proposed statement could materially impact the amount of compensation expense incurred for future financial statements based on the awards we have issued and outstanding.

Reclassifications

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

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

Servicing revenue is reported net of sub-servicer fees. At October 31, 2004 and April 30, 2004, the Company had the following loans held for sale.

                                                                   October 31, 2004    April 30, 2004
                                                                   ----------------    --------------
     Loans held for sale                                           $      266,640       $      223,634
     Less:  Allowance  to adjust  loans not assigned to forward contracts to lower of cost or market
                                                                                -                    -
                                                                   --------------       --------------
                       Loans held for sale, net                    $      266,640       $      223,634
                                                                   ==============       ==============

The  Company's  servicing  portfolio for third  parties was  approximately  $1.6 billion and $1.4 billion at October 31, 2004 and April 30,  2004,  respectively.
These loans are owned by third parties and are not included in the assets of the
Company.  The value of the Company's servicing portfolio for outside parties was as follows:

                                                                   October 31, 2004      April 30, 2004
     Mortgage loan portfolios serviced for:
              FHLMC                                                $      1,146,039      $      989,526
              FNMA                                                          433,408             410,498
              IHDA                                                              839                 933
                                                                   ----------------      --------------
                                                                   $      1,580,286      $    1,400,957
                                                                   ================      ==============

The escrow funds are transferred to the sub-servicer and are not carried on the Company's balance sheet. At October 31, 2004 and April 30, 2004, the sub-servicer maintained escrow balances of approximately $9.7 million and $6.5 million, respectively, for loans in the servicing portfolio. The value of the servicing rights is however included in the assets of the Company under the category of mortgage servicing rights, net.

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

Activity related to capitalized mortgage servicing rights and the related valuation allowance for the three months ended October 31, 2004 and the year ended April 30, 2004 is summarized as follows:


                                                                   October 31, 2004      April 30, 2004
                                                                   ----------------      --------------
     Servicing rights:
              Beginning of year                                    $         16,438      $       5,965
              Additions                                                       5,178             13,164
              Amortized                                                      (1,528)            (2,691)
                                                                   ----------------      -------------
              Balance at end of period                             $         20,088      $      16,438
                                                                   ================      =============

     Valuation Allowance:
              Beginning of year                                    $              -      $      (1,229)
              Provision                                                           -                  -
              Valuation allowance reversal                                        -              1,229
                                                                   ----------------      -------------

              Balance at end of period                             $              -      $           -
                                                                   ================      =============

The Company analyzes the mortgage servicing rights for impairment on a quarterly basis. The provision and reversal of the impairment charges incurred during the year ended April 30, 2004 were a result of this process. $1,060 of this reversal is reflected in gain on sale of loans, net in the statement of income for the three and six months ended October 31, 2003.

The following are the critical assumptions used by management to estimate the fair value:

                                                                   October 31, 2004      April 30, 2004
                                                                   ----------------      --------------
              Servicing cost per loan                              $          46.03      $       40.98
              Weighted average discount rates                                   8.6%               9.8%
              Weighted average prepayment rates                                11.7%              13.0%


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

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

The following table reflects the amounts outstanding on these lines as if the Syndication was in place for all periods presented. As it has historically, the Company expects to renew or extend its expiring credit facilities at levels appropriate for then current operations.


                                                                                   October 31, 2004     April 30, 2004
                                                                                   ----------------     --------------
    $110  million  mortgage  warehouse  syndication  led by a  commercial  bank;
    interest  at the 30-day  LIBOR plus a factor  based on the  profiles  of the underlying  loans;  expiring  August 28,  2005,  with  extension  up to $140 million  through  December  27,  2004;  interest  rate  was 3.3% and 2.5% at
    October 31 and April 30, 2004, respectively.  Weighted average interest rate for the year  was  3.07%  and  2.57%  at  October  31 and  April  30,  2004,
    respectively.
                                                                                    $      117,737      $        100,099
    $150 million mortgage warehouse credit facility at a commercial bank with an extension to $200 million  through  December 31, 2004;  interest rate at the
    30-day  LIBOR  plus a rate  depending  on the type of loan  funded;  expires
    August  25,  2005;  weighted  average  interest  rate was 3.3% and  2.73% at
    October 31 and April 30, 2004, respectively.
                                                                                           128,501                90,285
    $2.6  million  mortgage  warehouse  credit  facility at a  commercial  bank;
    interest rate is fixed at prime at the time of each advance; expires October
    31, 2005;  weighted  average interest rate was 4.24% at October 31 and April
    30, 2004, respectively.
                                                                                               953                 1,264
    $35 million  mortgage  warehouse  credit  facility at a  commercial  entity;
    interest  is a margin  based on  underlying  collateral  over the  one-month
    LIBOR; expires August 31, 2005; interest rate was 2.92% and 2.42% at October
    31 and April 30, 2004, respectively.
                                                                                            12,495                25,871

                                                                                    $      259,686      $        217,519

The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth levels and maximum indebtedness to adjusted net worth ratios as defined in the respective agreements. The Company was in compliance or had obtained necessary waivers with all material aspects of these covenants as of October 31, 2004 and April 30, 2004.

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share:


                                                                             Three months ended   Six months ended
                                                                                 October 31,        October 31,
                                                                               ---------------   ------------------
                                                                                2004     2003     2004      2003
                                                                               ------   ------   ------   ---------
NUMERATOR - EARNINGS
Net income for common shareholders                                             $  966   $1,323   $1,884   $   3,112
Effect of dilutive securities                                                       -        -        -           -
                                                                               ------   ------   ------   ---------
Numerator for basic and diluted earnings per common share
                                                                               $  966   $1,323   $1,884   $   3,112
                                                                               ======   ======   ======   =========

 DENOMINATOR - AVERAGE SHARES OUTSTANDING Denominator for basic earnings per common share - weighted
 average shares                                                                 5,965    3,925    5,965       3,922
Diluted effect of assumed exercise of stock options
                                                                                  129      180      139         185
                                                                               ------   ------   ------   ---------
Denominator for diluted  earnings per common share
                                                                                6,094    4,105    6,104       4,107
                                                                               ======   ======   ======   =========

Basic earnings per common share                                                $ 0.16   $ 0.34   $ 0.32   $    0.79
                                                                               ======   ======   ======   =========
Diluted earnings per common share                                              $ 0.16   $ 0.32   $ 0.31   $    0.76
                                                                               ======   ======   ======   =========

For the three and six months ended October 31, 2004, warrants to purchase 142,745 shares of common stock at a price of $8.00 per share were outstanding but not included in the calculation of the diluted earnings per share because the warrant price was greater than the average market price of the common stock and, therefore, anti-dilutive. Additionally, for three and six months ended October 31, 2004 and 2003, options to purchase 175,500 and 176,500 shares of common stock, respectively, at prices ranging from $6.50 to $6.70 were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was, therefore, anti-dilutive.


NOTE 5 - STOCK OPTIONS

There were 142,750 options granted at exercise prices of $5.20 and $4.74 for 70,000 and 72,750 shares, respectively, during the three- and six-month periods ended October 31, 2004. In addition, 1,000 shares were exercised at a weighted average exercise price of $2.70 during the three- and six-month periods ended October 31, 2004. In the three- and six-month periods ended October 31, 2003, 700 and 6,400 options were exercised at a weighted average price of $2.16 and $2.41, respectively. There were 1,250 stock options forfeited during the six-month period ended October 31, 2004. There were 3,250 and 35,550 stock options forfeited during the three and six-month periods ended October 31, 2003. Total stock options outstanding were 573,500 and 371,850 at October 31, 2004 and 2003, respectively, with exercise prices ranging between $1.10 and $6.70 per share and $1.10 and $6.50 per share, respectively.

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

The United Financial Mortgage Corp. 2004 Stock Incentive Plan (the "2004 Plan") was approved by shareholders at the Company's annual meeting held September 8, 2004. A total of 400,000 shares of the Company's Common Stock have been reserved for issuance under the 2004 Plan, which is a successor to the plan that expired in December of 2003. The 2004 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries and may or may not require the satisfaction of performance objectives. The 2004 Plan is administered by the Compensation Committee of the Board of Directors.


NOTE 6 - DERIVATIVES

Derivatives such as forward contracts and rate lock commitments are used in the ordinary course of business. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date and are used to manage interest rate risk on loan commitments and loans held for sale. Rate lock commitments are commitments to fund loans at a specific rate. The derivatives involve the underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts, fair values, and carrying amounts of these derivatives are as follows at October 31, 2004 and 2003:

                                                          2004          2003
                                                       ----------    ----------
     Forward contracts
              Notional amount                          $  233,786    $  96,658
              Fair value                                   (1,367)        (174)
              Carrying amount                              (1,367)        (174)

     Rate lock commitments
              Notional amount                          $  193,200    $ 115,749
              Fair value                                      808         (297)
              Carrying amount                                 808         (297)

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

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

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

Certain forward contracts are designated as fair value hedges of loans held for sale. Accordingly, these forward contracts and the hedged loans held for sale are carried at fair value in offsetting amounts. At October 31, 2004 and 2003, loans held for sale with a notional amount of approximately $140.1 million and $90.8 million, respectively, were designated as a part of the fair value hedge. The fair value of these loans approximated $141.7 million and $91.1 million as of October 31, 2004 and 2003, respectively. The remaining forward contracts and rate lock commitments are not designated as hedges and are carried at fair value. The net gain or loss on all derivative activity is included as a component of gain on sale of loans, net. The following table reflects the net gain or loss recorded on all derivative activity, the portion of this net gain or loss attributable to the ineffective portion of fair value hedges, and the portion of gain or loss attributable to derivatives that are not included in fair value hedges for the three- and six-months ended October 31, 2004 and 2003:

                                                  Three months ended  Six months ended
                                                       October 31,        October 31,
                                                    ---------------   ----------------
                                                     2004     2003     2004      2003
                                                    ------   ------   ------    ------
Net gain/(loss) recognized in earnings              $  792   $1,222   $  623    $ (163)
Ineffective portion of hedge                             -        -        -         -
                                                    ------   ------   ------    ------
Gain/(loss) from derivatives excluded from hedges
                                                    $  792   $1,222   $  623    $ (163)
                                                    ======   ======   ======    ======

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - ACQUISTION

On August 31, 2004, the Company acquired the operations of Vision Mortgage Group, Inc. ("VMG"). VMG's operations consist of retail mortgage banking activities primarily in the Rockford, Illinois and Tacoma, Washington areas. VMG employs 50 full-time employees and operates six branches in Illinois and Washington. The acquisition of these offices strengthens the Company's position in the northwestern United States as well as northwest Illinois and increases the Company's overall position in retail originations. The purchase price for the acquisition is based on the August 31, 2004 equity of VMG plus an earnout of approximately $788 payable 25% at closing and annually thereafter upon the realization of certain earnings targets. If those targets are not met, the payments decrease and conversely, if they are exceeded, the purchase price payments are adjusted upward. In accordance with the acquisition agreement, the Company has paid $388 to date related to this acquisition. Pro forma information has not been provided as the results of the operations of VMG in total are not material to the overall net income of the Company. The following table summarizes the purchase price allocation of the VMG acquisition:

              Cash and cash equivalents                     $     193
              Accounts receivable                                  71
              Loans held for sale                               2,572
              Leasehold improvements and equipment                101
              Other assets                                         12
              Goodwill                                            221
              Warehouse lines of credit                        (2,569)
              Accrued expenses and other liabilities             (217)


NOTE 8 - SUBSEQUENT EVENTS

On December 14, 2004, the Company announced that it signed a definitive agreement to acquire Carlsbad, California-based Plus Funding. Plus Funding, a privately-held retail originator of residential mortgage loans that acts as both a mortgage banker and broker, has served the San Diego area since 2000. Plus Funding has 66 full-time employees and operates seven branches in southern California and one in Nevada. For the year ended December 31, 2003, Plus Funding originated approximately $234 million in mortgage loans and had revenues of approximately $6.1 million. Through the first eleven months of this calendar year, Plus Funding has originated approximately $275 million in mortgage loans. Purchase price for the acquisition will be book value as of the closing balance sheet date plus an earnout based upon the realization of certain targets. If those targets are not met, the payments decrease and conversely, if they are exceeded, the purchase price payments are adjusted upwards.

                         UNITED FINANCIAL MORTGAGE CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion and analysis presents our financial condition at October 31, 2004 and the results of operations for the three and six-month periods ended October 31, 2004 and 2003. One should read the following discussion together with our financial statements and the related notes elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS preceding Item 1 of this quarterly report.

GENERAL

Founded in 1986 and headquartered in Oak Brook, Illinois, United Financial Mortgage Corp. ("UFM" or "the Company") is an independent nationwide wholesale and retail mortgage banker that originates, funds, sells and services residential mortgage loans. UFM also engages in the brokerage and origination of loans on commercial real estate. UFM recognizes revenue from its wholesale and retail origination channels through gains on the sale of mortgage loans and related servicing rights to institutions and investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold, and, in the case of retail operations, origination fees. UFM's Servicing Division recognizes revenue from the servicing of mortgage loans for others. Expenses largely consist of commissions paid to loan originators on closed mortgage loans, salaries and benefits paid to employees, general selling and administrative expenses such as occupancy costs and advertising costs and interest paid under the Company's warehouse credit facilities.

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

We have focused on growing our origination volume by building a retail and wholesale origination network through internal growth and selective acquisitions. On December 14, 2004, we announced that we signed a definitive agreement to acquire Carlsbad, California-based Plus Funding. Plus Funding, a privately-held retail originator of residential mortgage loans that acts as both a mortgage banker and broker, has served the San Diego area since 2000. Plus Funding has 66 full-time employees and operates seven branches in southern California and one in Nevada. Plus Funding originated approximately $234 million and $275 million in mortgage loans for the year ended December 31, 2003 and the eleven months ended November 30, 2004, respectively. On August 31, 2004, we acquired Vision Mortgage Group, Inc., a mortgage banking division that operates six branches in and around Rockford, Illinois and Tacoma, Washington. In 2003, we acquired a mortgage banking division that operates five branches in Oregon and southwest Washington.

The mortgage banking industry is generally subject to seasonal trends and interest rate volatility. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. The mortgage loan servicing business is generally not subject to seasonal trends. In addition, mortgage delinquency rates typically rise temporarily in the winter months. These trends reflect the general national pattern of sales and resales of homes, although mortgage refinancing tends to be less seasonal and more closely related to changes in mortgage interest rates.

Interest rates and mortgage refinancing generally have an inverse relationship. In periods of decreasing interest rates, it is more likely that mortgages may be refinanced. Conversely, mortgage refinancing is unlikely to occur when rates are rising. Interest rates fell to 30 year lows during the first half of calendar 2003, and the Company, as well as the industry, experienced increased mortgage refinancing activity. Home sales and resales are also impacted inversely by interest rates. Higher interest rates typically make the price and mortgage payments of a home higher, reducing the number of units sold.


RESULTS OF OPERATIONS

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

Our gain on sale of loans decreased 3 % from the prior year period. The decrease was primarily the result of a $121.5 million decrease in total loans sold volume of loans held for sale being sold in the quarter ended October 31, 2004 versus the same period in 2003, although loan originations increased. Our loan originations were $685.1 million and $622.3 million in the quarters ended October 31, 2004 and 2003, respectively. For the three months ended October 31, 2004, our originations were 64% refinances, 33% purchases and 3% other. For the three months ended October 31, 2003, our originations were 76% refinances, 23% purchases and 1% other. The competitive environment for the business remaining in the current interest rate environment has caused individual mortgage loan sales to be lower margin sales.

Our mortgage loan servicing income increased by 66% from the prior year period, or $0.3 million, as a result of the additions made to the mortgage loan servicing portfolio throughout 2003 and 2004. During 2004, we continued to pursue our strategy of retaining servicing rights on certain loans that we originate. We expect growth in the portfolio to continue as long as interest rates remain in the general range prevalent during the last year.

Our interest income increased 52% from the prior year period. This increase was attributable to an increase in the average coupon rate of our loans that were originated in the quarter ended October 31, 2004 versus the same period in 2003 as well as the length of time we held the loans prior to sale.

Our salary and commissions expenses increased 6% from the prior year period. The commission component of the expenses both in our retail and wholesale origination divisions has a direct correlation to loan origination volume, which increased 11% in the quarter ended October 31 2004 versus the same period in 2003. Our August 2004 acquisition of a retail mortgage banking unit with six locations and 50 employees also accounted for a portion of the increase.

Our selling and administrative expenses increased 18% from the prior year period. The increase from period to period is due to the expansion of our sales efforts including opening additional offices, especially in the eastern United States. Our expansion costs consist primarily of office rental and insurance expenses. Additionally, we increased our marketing expenditures for our retail segment substantially and used outside information technology resources to enhance the automation and connectivity of our new offices and acquisitions. The increased spending in the lead generation area in the quarter ended October 31, 2004 is not expected to continue at the same levels in the coming quarter.

Our interest expense increased 54% from the prior year period. This increase was the result of higher average balances and higher interest rates on our warehouse lines of credit in the current period versus the prior year period as well as increases in LIBOR year over year.

Our income taxes decreased from the prior year period as the result of the decrease in our taxable income in the current period. Our effective tax rate was 40% and is expected to be the approximate effective rate for the remainder of the fiscal year.

Six Months Ended October 31, 2004 Compared to Six Months Ended October 31, 2003

Our gain on sale of loans decreased 23% from the prior year period. The decrease was primarily the result of a lower volume of loans held for sale being sold in the quarter ended October 31, 2004 versus the same period in 2003. Our loan originations were $1.1 billion and $1.6 billion in the six month periods ended October 31, 2004 and 2003, respectively. Our proceeds from loans held for sale were $1.2 billion and $1.7 billion in the six month periods ended October 31, 2004 and 2003, respectively. For the six months ended October 31, 2004, our originations were 63% refinances, 33% purchases and 4% other. For the six months ended October 31, 2003, our originations were 81% refinances, 18% purchases and 1% other. The competitive environment for the business remaining in the current interest rate environment has caused individual mortgage loan sales to be lower margin sales.


Our mortgage loan servicing income increased by 123%, or $0.9 million, as a result of the additions made to our mortgage loan servicing portfolio throughout 2003 and 2004. During 2004, we continued to pursue our strategy of retaining servicing rights on certain loans that we originate. We expect growth in the portfolio to continue as long as interest rates remain in the general range prevalent during the last year.

Our interest income increased 30% from the prior year period. This increase was attributable to an increase in the average coupon rate of our loans that were originated in the six months ended October 31, 2004 versus the same period in 2003 as well as the length of time we held the loans were held prior to sale.

Our salary and commissions expenses decreased 20% from the prior year period. The commission component of our expenses both in the retail and wholesale origination divisions has a direct correlation to loan origination volume, which decreased 31% in the six months ended October 31 2004 versus the same period in 2003. The volume decrease was partially offset by the August 2004 acquisition of a retail mortgage banking unit with six locations and 50 employees.

Our selling and administrative expenses increased 26% from the prior year period. The increase from period to period is due to the expansion of our sales efforts including opening additional offices, especially in the eastern United States. Our expansion costs consist primarily of office rental and insurance expenses. Additionally, we increased our marketing expenditures for our retail segment substantially and used outside information technology resources to enhance the automation and connectivity of our new offices and acquisitions.

Our interest expense increased 13% from the prior year period. This increase was attributable to an increase in the average balance on the warehouse line of credit balances versus the same period in 2003 as well as the length of time we held the loans prior to sale.

Our income tax expense decreased from the prior year period as the result of the decrease in our taxable income from the prior year period. Our effective tax rate was 40% and is expected to be the approximate effective rate for the remainder of the fiscal year.


FINANCIAL CONDITION

Total assets increased $44.1 million or 17% in the six months ended October 31, 2004. The increase primarily relates to the $43.0 million or 19% increase in loans held for sale. The increase in loans held for sale resulted from an increase in originations in the three months ended October 31, 2004 of $65.6 million as well as an increase in the average length of time the loans were held for sale in the comparable period. The change in the turnover of loans held represents a planned effort by management to maximize its interest rate spread when the capacity in the warehouse lines of credit is available. This approach maximizes interest income; however, it does use more cash and cash equivalents. Mortgage servicing rights increased from $16.4 million to $20.1 million a 22% increase for the six month period. This increase is as a result of our continued plan to increase our servicing rights portfolio while interest rates continue to be relatively low from a historical perspective. The weighted average coupon of the mortgage servicing rights portfolio was 5.4% at October 31, 2004 and continues to grow strictly from our own originations.

Total liabilities increased $42.2 million or 18% for the six-month period ended October 31, 2004. The increase is primarily attributable to the increase in warehouse lines of credit from April 30 to October 31, 2004. This increase relates directly to our increase in originations above and our plan to hold loans longer prior to sale as our borrowing under the lines of credit are collateralized by our loans held for sale and we do not maintain other borrowings.

Total equity increased $1.9 million as a result of the retention of $1.9 of net income for the six-month period.

LIQUIDITY AND CAPITAL  RESOURCES

Our sources of cash flow include proceeds from the sale of mortgage loans, interest income and fees from originations, servicing fees and borrowings. Our primary sources of funding are borrowings under warehouse lines of credit and proceeds from the sale of loans. We sell our mortgage loans held for sale continuously to generate cash for operations. Our cash flow requirements, consequently, depend on the level and timing of our activities in loan origination in relation to the timing of the sale of such loans. Our uses of cash include the funding of mortgage loan purchases and originations and the retention of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes and capital expenditures.

For the six months ended October 31, 2004 and 2003, our net cash from operating activities was ($43.4) million and $22.3 million, respectively. Our net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of our mortgage loans held for sale. For the six months ended October 31, 2004 and 2003, we originated $1.2 billion and $1.6 billion in loans held for sale, respectively, and received proceeds of $1.1 billion and $1.7 billion on sales of loans, respectively. The net cash outflow from operations is approximately equal to the increase in the loans held for sale on the balance sheet for the six months of $43.0 million and relates to the added production of the VMG acquisition as well as other general growth in our origination activities. Throughout the six months ended October 31, 2004, we continued to pursue our strategy of retaining servicing rights on certain mortgage loans that we originate. Such retention has resulted in some reduction in short term cash flow available to us. We have employed capital to finance the retention of servicing rights. The retention of servicing rights, however, creates an asset on our balance sheet and generates a future cash flow stream in the form of servicing income.

Net cash from investing activities was ($839) thousand in the six months ended October 31, 2004 compared to $51 thousand in the same period of 2003. This decrease relates to increases in our restricted cash balances due to the expansion of our lines of credit and the impact of the VMG acquisition in the first quarter of 2004 offset by fewer additions to premises and equipment compared to the same six-month period in the prior year.

Cash flows from our financing activities, primarily corresponding to increases in and decreases in our warehouse lines of credit as a result of loan originations volume, were $39.6 million and ($26.1) million for the six months ended October 31, 2004 and 2003, respectively.

Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis. We fund our business, in part, through the use of warehouse lines of credit. Our outstanding borrowings pursuant to the warehouse lines of credit totaled $259.7 million and $217.5 million at October 31, 2004 and April 30, 2004, respectively. The interest rates on the warehouse lines of credit vary and resulted in a weighted average rate of 3.1% and 2.6% at October 31, 2004 and April 30, 2004, respectively. Consistent with past practices and in the ordinary course of our business, we have renewed a number of our credit facilities prior to their respective scheduled expiration. In a number of situations and, again, in the ordinary course of our business and consistent with past practices, in connection with these renewals, certain of the terms of our credit facilities were modified in a manner that we do not view as material. For example, on October 21, 2004, we renewed our syndicated warehouse agreement for $110 million through August 28, 2005 with a $30 million temporary extension through December 27, 2004. The amendment was generally more favorable in rates.

Our renewal of our second facility in August, 2004 resulted in a $150 million line at more favorable terms to us. This facility has been extended to $200 million through December 31, 2004. Additionally, we have a warehouse line for commercial loan production with another bank for $2.6 million, which renewed October 31, 2004 for another year. We have entered into another facility with an investor which allows us to warehouse up to $35 million in loans which will be sold to them at a rate which is margin based on the underlying collateral over the one-month LIBOR. This facility expires August 31, 2005. While we intend to renew these facilities at their respective expirations, if we cannot successfully maintain our existing credit facilities or replace them with comparable financing sources, we may be required to curtail our loan origination activities, which would have a material adverse effect on our financial condition and results of operations. Because our credit facilities are short-term lending commitments, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing.

Additionally, our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. The Company was in compliance with its covenants at October 31, 2004, and at the time of this filing.

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

We believe our financial position will permit the financing of its business needs and opportunities for the foreseeable future assuming we continue our historical success in renewing our warehouse facilities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk facing us is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We attempt to manage this risk in our business.

Our rate lock commitments and mortgage loans held for sale are subject to market price fluctuation until committed for sale. These fluctuations are primarily tied to changes in market interest rates and the relationship of short-term rates to long-term rates. In order to mitigate this risk, we utilize a variety of financial derivative instruments to hedge or mitigate market price fluctuations. Our hedge positions are continually adjusted based on routine and ongoing quantification of our risk, but hedges may or may not be fully successful in complete risk mitigation. In particular, our Secondary Marketing Department must make estimates of the percentage of rate lock commitments expected to close under different interest rate changes. Losses on the sale of mortgage loans not offset by corresponding gains on hedge positions, or hedging activity not offset by corresponding gains on the sale of mortgages, could adversely impact our results of operations and financial position.

SENSITIVITY ANALYSIS

We have performed various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses presume an instantaneous parallel shift of the yield curve. Various techniques are employed to value the underlying financial instruments, and these techniques rely upon a number of critical assumptions. Actual experience may differ materially from the estimated amounts presented for each scenario. To the extent that yield curve shifts are non-parallel, and to the extent that actual variations in significant assumptions differ from those applied for purposes of the valuations, the resultant valuations can also be expected to vary, possible materially.

The scenarios presented in the table below are illustrative of the sensitivity analysis:

                                  (DOLLARS IN THOUSANDS)
                                  ------------------------------------------------------------------------------
                                                                          IF INTEREST RATES WERE TO
                                                             ---------------------------------------------------
                                  OCTOBER 31, 2004           INCREASE     DECREASE     INCREASE     DECREASE
                                  ------------------------------------------------------------------------------
                                  CARRYING     ESTIMATED          50 BASIS POINTS           100 BASIS POINTS
                                  AMOUNT       FAIR VALUE      ESTIMATED FAIR VALUE       ESTIMATED FAIR VALUE
----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Cash and cash equivalents         $    8,227   $    8,227    $    8,227   $   8,227   $    8,227   $    8,227
----------------------------------------------------------------------------------------------------------------
Restricted cash                   $    1,833   $    1,833    $    1,833   $   1,833   $    1,833   $    1,833
----------------------------------------------------------------------------------------------------------------
Certificates of deposit           $      437   $      437    $      433   $     440   $      430   $      445
----------------------------------------------------------------------------------------------------------------
Loans held for sale,  (lower of   $  265,645   $  265,645    $  265,280   $ 265,951   $  264,947   $  266,289
     cost or market)
Derivative financial instruments  $      995   $      995    $    1,047   $     752   $      920   $      493
----------------------------------------------------------------------------------------------------------------
Total interest-earning assets     $  277,137   $  277,137    $  276,820   $ 277,203   $  276,357   $  277,287
----------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
----------------------------------------------------------------------------------------------------------------
Warehouse lines of credit         $  259,686   $  259,686    $  259,686   $ 259,686   $   259,686  $  259,686
----------------------------------------------------------------------------------------------------------------
Total interest-bearing
     liabilities                  $  259,686   $  259,686    $  259,686   $ 259,686   $   259,686  $  259,686

The following describes the methods and assumptions used by the Company in estimating fair values. Cash and Cash Equivalents The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market accounts and do not present unanticipated interest rate or credit concerns.

Loans Held For Sale (lower of cost or market)
The fair value is estimated based on quoted market prices from institutional investors for similar types of mortgage loans. A portion of mortgage loans held for sale are committed for sale under mandatory sale arrangements and as such are not re-valued for subsequent changes in interest rates.

Derivatives
Fair values of forward sales of mortgage-backed securities are based on quoted market prices for these instruments. Fair values of our commitments to originate loans are based on any difference in the value of the loans expected to close between the time of the rate lock commitment and the current market value.

Warehouse lines of credit
The fair value of the warehouse line debt approximates the carrying amounts because of the short-term nature of the debt and interest on the debt fluctuates with market interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of October 31, 2004. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on September 8, 2004. Briefly described below is each matter voted upon at the Annual Meeting of Shareholders.

         (i) The election of seven directors of the Company until the next annual meeting: .

          ---------------------- --------------- ------------- ----------------
          NOMINEE                      FOR           AGAINST      ABSTAINED
          ---------------------- --------------- ------------- ----------------
          Joseph Khoshabe           5,585,320         1,950        19,640
          ---------------------- --------------- ------------- ----------------
          John A. Clark             5,585,570         1,700        19,640
          ---------------------- --------------- ------------- ----------------
          Robert S. Luce            5,585,970         1,300        19,640
          ---------------------- --------------- ------------- ----------------
          Elliot R. Jacobs          5,586,170         1,100        19,640
          ---------------------- --------------- ------------- ----------------
          James R. Zuhlke           5,585,370         1,900        19,640
          ---------------------- --------------- ------------- ----------------
          Anthony W. Schweiger      5,586,170         1,100        19,640
          ---------------------- --------------- ------------- ----------------
          Steve Y. Khoshabe         5,585,120         2,150        19,640
          ---------------------- --------------- ------------- ----------------

         (iii) The adoption of the United Financial Mortgage Corp. 2004 Stock Incentive Plan:

                      FOR           AGAINST          ABSTAINED
                 -------------  --------------  -------------------
                   2,875,970        186,690           10,800

         (iii) The ratification of the appointment of Crowe Chizek and Company LLC as independent public accountants for the year ending April 30, 2005:

                      FOR           AGAINST          ABSTAINED
                 -------------  --------------  -------------------
                   5,578,670        15,040            13,200

As of the record date there were 6,143,443 common shares issued and outstanding. A quorum consists of 51% of these shares outstanding. The total number of shares voted was 5,606,910.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

Number         Exhibit Name
------         ------------

10.32* Eighth Amendment to Amended and Restated Warehousing Credit Agreement, dated September 30, 2004.

10.33* Ninth Amendment to Amended and Restated Warehousing Credit Agreement, dated September 21, 2004.

10.34* Tenth Amendment to Amended and Restated Warehousing Credit Agreement, dated October 27, 2004.

10.35*      Amendment No. 18 to Master Repurchase Agreement, dated October 26,
            2004.

10.36* Amendment No. 7 to the Early Purchase Program Addendum to Loan Purchase Agreement dated November 8, 2004.

10.37* Amendment No. 8 to the Early Purchase Program Addendum to Loan Purchase Agreement dated November 22, 2004.

31.1* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1*       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 UNITED FINANCIAL MORTGAGE CORP.
                                           (Registrant)


Date: December 15, 2004          By:   /s/ Steve Y. Khoshabe
                                       -----------------------------------------
                                       Steve Y. Khoshabe
                                       President and Chief Executive Officer

                                 By:   /s/ Robert L. Hiatt
                                       -----------------------------------------
                                       Robert L. Hiatt
                                       Chief Financial Officer