Form 10-Q
period 2005-01-31
UNITED FINANCIAL MORTGAGE CORP
filed 2005-03-17
CIK 916823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
                             (Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended January 31, 2005

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For transition period from __________ to __________

Commission File Number 001-14127

UNITED FINANCIAL MORTGAGE CORP.

(Exact name of registrant as specified in its charter)

Illinois	36-3440533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

815 Commerce Drive, Suite 100, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)
(630) 571-7222
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes No☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Issuer’s class of common stock as of the latest practicable date.

20,000,000 shares of Common Stock, no par value, were authorized, and 5,987,843 shares of Common Stock were issued and outstanding, as of March 16, 2005.

UNITED FINANCIAL MORTGAGE CORP.

  Form 10-Q Quarterly Report

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains, and future oral and written statements may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, results of operations, plans, objectives and future performance. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy, including acquisitions;

•	statements regarding interest rates and yield spreads;

•	our understanding of our competition;

•	market trends;

•	assumptions regarding our retained mortgage servicing rights; and

•	projected sources and uses of funds from operations.

These forward-looking statements are subject to various risks and uncertainties, including those related to:

•	changes in demand for mortgage loans due to fluctuations in the real estate market, interest rates or the market in which we sell our mortgage loans;

•	our access to funding sources and our ability to renew, replace or add to our existing credit facilities on terms comparable to the current terms;

•	assumptions underlying the value of our retained mortgage servicing rights;

•	the negative impact of economic slowdowns or recessions;

•	management's ability to manage our growth and planned expansion;

•	unexpected difficulties in integrating or operating newly acquired businesses;

•	the effect of the competitive pressures from other lenders or suppliers of credit in our market;

•	changes in government regulations that affect our business;

•	our ability to expand origination volume while reducing overhead;

•	the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market; and

•	our inability to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning our company and its business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED FINANCIAL MORTGAGE CORP.
Balance Sheets
(Dollars in thousands)

	January 31, 2005	April 30, 2004
ASSETS	(Unaudited)
Cash and due from financial institutions	$254	$10,968
Interest-bearing deposits in financial institutions	7,065	1,933
Total cash and cash equivalents	7,319	12,901
Restricted cash	1,831	1,388
Certificates of deposit	-	434
Loans held for sale	215,219	223,634
Mortgage servicing rights, net	22,201	16,438
Premises and equipment, net	1,642	1,185
Goodwill	1,050	575
Prepaid expenses and other assets	3,800	2,065

Total assets	$253,062	$258,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Warehouse lines of credit	$208,238	$217,519
Accrued expenses and other liabilities	12,315	11,432
Total liabilities	220,553	228,951

Shareholders' equity
Preferred stock, 5,000,000 authorized, no par value, Series A redeemable shares, 63 issued and outstanding at January 31, 2005 and April 30, 2004 (aggregate liquidation preference of $315)	315	315
Common stock, no par value, 20,000,000 shares authorized, 6,152,543 and 6,140,843 shares issued at January 31, 2005 and at April 30, 2004, respectively	18,741	18,687
Retained earnings	13,815	10,989
Unearned stock compensation	(40)	-
Treasury stock, 176,700 shares at January 31, 2005 and at April 30, 2004, at cost	(322)	(322)

Total shareholders’ equity	32,509	29,669

Total liabilities and shareholders’ equity	$253,062	$258,620

See accompanying notes to the unaudited financial statements.

UNITED FINANCIAL MORTGAGE CORP.
Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenues
Gain on sale of loans, net	$18,526	$9,861	$44,904	$44,231
Loan servicing income, net	893	964	2,511	1,689
Interest income	4,056	1,736	9,603	6,017
Other income	82	125	404	318
Total revenues	23,557	12,686	57,422	52,255

Expenses
Salaries and commissions	15,222	8,207	36,409	34,700
Selling and administrative	4,378	2,515	11,192	7,926
Interest expense	2,291	852	4,861	3,133
Depreciation	96	49	250	241
Total expenses	21,987	11,623	52,712	46,000

Income before income taxes	1,570	1,063	4,710	6,255

Income taxes	628	425	1,884	2,505

Net income	$942	$638	$2,826	$3,750

Basic earnings per common share	$0.16	$0.13	$0.47	$0.88

Diluted earnings per common share	$0.15	$0.12	$0.46	$0.84

See accompanying notes to the unaudited financial statements.

UNITED FINANCIAL MORTGAGE CORP.
Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine months ended January 31,
	2005	2004
Cash flows from operating activities
Net income	$2,826	$3,750
Adjustments to reconcile net income to net cash from operating activities
Depreciation	250	241
Amortization of mortgage servicing rights	2,247	1,871
Equity compensation	10	-
Gain on sale of loans	(44,904)	(44,231)
Origination of mortgage loans held for sale	(1,879,224)	(2,035,648)
Proceeds from sale of mortgage loans held for sale	1,929,960	2,143,260
Change in prepaid expenses and other assets	(1,311)	(1,265)
Change in accrued expenses and other liabilities	386	1,409
Reversal of valuation allowance on mortgage servicing rights	-	(1,229)
Net cash from operating activities	10,240	68,158

Cash flows from investing activities
Net change in certificates of deposit	434	-
Acquisitions net of cash acquired	(610)	154
Change in restricted cash	(443)	(752)
Purchase of leasehold improvements and equipment, net	(439)	(451)
Net cash from investing activities	(1,058)	(1,049)

Cash flows from financing activities
Issuance of common stock	4	12,092
Changes in warehouse lines of credit, net	(14,697)	(72,866)
Payment of notes payable	(71)	-
Net cash from financing activities	(14,764)	(60,774)

Change in cash and cash equivalents	(5,582)	6,335

Cash and cash equivalents at beginning of period	12,901	8,709

Cash and cash equivalents at end of period	$7,319	$15,044

See accompanying notes to the unaudited financial statements.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Founded in 1986 and headquartered in Oak Brook, Illinois, United Financial Mortgage Corp. (“UFM” or “the Company”) is an independent nationwide wholesale and retail mortgage banker that originates, funds, sells and services residential mortgage loans. UFM also engages in the brokerage and origination of loans on commercial real estate. UFM recognizes revenue from its wholesale and retail origination channels through gains on the sale of mortgage loans and related servicing rights to institutions and investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold, and, in the case of retail operations, origination fees. UFM’s Servicing Division recognizes revenue from the servicing of mortgage loans for others. Expenses largely consist of commissions paid to loan originators on closed mortgage loans, salaries and benefits paid to employees, general selling and administrative expenses such as occupancy costs and advertising costs and interest paid under the Company’s warehouse credit facilities.

While management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's mortgage banking operations are considered by management to be aggregated in one reportable operating segment. The Company is an approved mortgage loan seller/servicer with the Federal Home Loan Mortgage Corporation (“FHLMC”) and with the Federal National Mortgage Association (“FNMA”). In addition, the Company is an approved mortgagee with the Government National Mortgage Association, the Federal Housing Administration, and the Department of Veteran’s Affairs.

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three- and nine-month periods ended January 31, 2005 are not necessarily indicative of the results that might be expected for the 12 months ending April 30, 2005. Unless otherwise indicated, all dollar references are in thousands, except per share data.

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

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

Loans Held for Sale and Related Derivatives

Loans held for sale include deferred origination fees and costs and are stated at the lower of cost or market value in the aggregate. The market value of mortgage loans held for sale is based on market prices and yields at period end in normal typical outlets used by the Company.

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

The pipeline of loans in process includes commitments to make loans at specific interest rates (rate lock commitments). At the time of interest rate lock commitment, no gain or loss is recognized. Subsequent changes in fair value are recorded in earnings. Fair value is determined based on the effect that change in market interest rates subsequent to the commitment date have on the value of the related loan. The fair value of rate lock commitments adjusted for estimated fallout is included with loans held for sale, and changes in fair value are included in the net gain on sale of loans.

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

Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic, loan type and term characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance. The impairment charges reversed during the three-month period ended July 31, 2003 was a result of this process and the change in market values during that period.

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

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

Salaries and commissions related to the origination of loans held for sale and other corporate purposes are disclosed as a separate line item on the statements of income.

Interest on loans held for sale is credited to income as earned, and interest on warehouse lines of credit is charged to expense as incurred.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for our equity compensation plans and do not recognize compensation expense for our stock-based compensation plans other than for awards of restricted shares. Expense is recognized over the vesting period of the restricted shares.

Under APB No. 25, because the exercise price of the Company’s employee stock options at least equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the Black-Scholes fair value method described in that statement.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information is as follows:

	Three months ended		Nine months ended
	January 31,		January 31,
	2005	2004	2005	2004
Net income, as reported	$942	$638	$2,826	$3,750
Deduct: Stock-based compensation expense determined under fair value based method	43	104	124	137

Pro forma net income	$899	$534	$2,702	$3,613

Basic earnings per common share as reported	$0.16	$0.13	$0.47	$0.88
Pro forma basic common earnings per share	$0.15	$0.11	$0.45	$0.85
Diluted earnings per common share as reported	$0.15	$0.12	$0.46	$0.84
Pro forma diluted earnings per common share	$0.15	$0.10	$0.44	$0.81

SFAS No. 123 has been revised and the revision will be effective for interim periods beginning after June 15, 2005. The statement requires all public companies to record compensation expense for stock options provided to employees in return for employee service.

The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. The statement also provides that expense be recognized over the remaining vesting period on previously awarded option grants which have not fully vested as of the effective date.

The effect on the results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company does not anticipate this amount will have a material impact based on the awards outstanding at January 31, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - MORTGAGE LOANS SERVICED AND LOANS HELD FOR SALE

The Company sells mortgage loans to secondary market investors (“Investor(s)”). These loans can be sold in one of two ways, servicing released or servicing retained. If a loan is sold servicing released, the Company has sold all the rights to the loan and the associated servicing rights. If a loan is sold servicing retained, the Company has sold the loan and kept the servicing rights, and thus the Company is responsible for collecting monthly principal and interest payments and performing certain escrow services for the Investor. The Investor, in turn, pays an annual fee for these services. The Company performs these servicing activities through what is referred to as a sub-servicer arrangement. The sub-servicer collects the monthly principal and interest payments and performs the escrow services for the Investor on behalf of the Company. The Company pays the sub-servicer a fee for these services. Servicing revenue is reported net of sub-servicer fees. At January 31, 2005 and April 30, 2004, the Company had the following loans held for sale.

	January 31, 2005	April 30, 2004
Loans held for sale	$215, 219	$223, 634
Less: Allowance to adjust loans not assigned to forward contracts to lower of cost or market	-	-
Loans held for sale, net	$215,219	$223,634

The Company’s servicing portfolio for third parties was approximately $1.7 billion and $1.4 billion at January 31, 2005 and April 30, 2004, respectively. These loans are owned by third parties and are not included in the assets of the Company. The aggregate principal balance of loans in the Company's servicing portfolio for outside parties was as follows:

	January 31, 2005	April 30, 2004
Mortgage loan portfolios serviced for:
FHLMC	$1,231,238	$989, 526
FNMA	436,181	410,498
IHDA	681	933
	$1,668,100	$1,400,957

The escrow funds are transferred to the sub-servicer and are not carried on the Company’s balance sheet. At January 31, 2005 and April 30, 2004, the sub-servicer maintained escrow balances of approximately $9.2 million and $6.5 million, respectively, for loans in the servicing portfolio. The value of the servicing rights is however included in the assets of the Company under the category of mortgage servicing rights, net.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

Activity related to capitalized mortgage servicing rights and the related valuation allowance for the nine months ended January 31, 2005 and the year ended April 30, 2004 is summarized as follows:

	January 31, 2005	April 30, 2004
Servicing rights:
Beginning of year	$16,438	$5,965
Additions	8,010	13,164
Amortized	(2,247)	(2,691)
Balance at end of period	$22,201	$16,438

Valuation Allowance:
Beginning of year	$-	$(1,229)
Provision	-	-
Valuation allowance reversal	-	1,229
Balance at end of period	$-	$-

The Company analyzes the mortgage servicing rights for impairment on a quarterly basis. The provision and reversal of the impairment charges incurred during the year ended April 30, 2004 were a result of this process. $1,060 of this reversal is reflected in gain on sale of loans, net in the statement of income for the nine months ended January 31, 2004.

NOTE 3 - WAREHOUSE LINES OF CREDIT

The Company funds mortgage loan activity using various warehouse lines of credit that are secured by the mortgage loans funded by the lines. On August 1, 2003, the Company combined several of its warehouse agreements into one syndicated facility (“the Syndication”) reducing its total number of credit lines to four. The Syndication also provides for a working capital line of credit that is secured by the Company’s mortgage loan servicing rights. There have been no borrowings under this provision since inception.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

The following table reflects the amounts outstanding on these lines as if the Syndication was in place for all periods presented. As it has historically, the Company expects to renew or extend its expiring credit facilities at levels appropriate for then current operations.

	January 31, 2005	April 30, 2004
$110 million mortgage warehouse syndication led by a commercial bank; interest at the 30-day LIBOR plus a factor based on the profiles of the underlying loans; expiring August 28, 2005, with extension up to $140 million through May 2, 2005.	$96,056	$100,099
$150 million mortgage warehouse credit facility at a commercial bank with an extension to $200 million through expiration; interest rate at the 30-day LIBOR plus a rate depending on the type of loan funded; expires August 25, 2005.	90,330	90, 285
$2.6 million mortgage warehouse credit facility at a commercial bank; interest rate is fixed at prime at the time of each advance; expires October 31, 2005.	1,055	1, 264
$35 million mortgage warehouse credit facility at a commercial entity; interest is a margin based on underlying collateral over the one-month LIBOR; expires August 31, 2005.	20,797	25, 871
	$208,238	$217,519

The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth levels and maximum indebtedness to adjusted net worth ratios as defined in the respective agreements. The Company was in compliance or had obtained necessary waivers with all material aspects of these covenants as of January 31, 2005 and April 30, 2004.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	January 31,		January 31,
	2005	2004	2005	2004
Numerator - Earnings
Net income for common shareholders	$942	$638	$2,826	$3,750
Effect of dilutive securities	-	-	-	-
Numerator for basic and diluted earnings per common share	$942	$638	$2,826	$3,750

Denominator - Average Shares Outstanding
Denominator for basic earnings per common share - weighted average shares	5,966	4,967	5,965	4,270
Diluted effect of assumed exercise of stock options	125	185	138	192
Denominator for diluted earnings per common share	6,091	5,152	6,103	4,462

Basic earnings per common share	$0.16	$0.13	$0.47	$0.88
Diluted earnings per common share	$0.15	$0.12	$0.46	$0.84

For the three and nine months ended January 31, 2005, warrants to purchase 142,745 shares of common stock at a price of $8.00 per share were outstanding but not included in the calculation of the diluted earnings per share because the warrant price was greater than the average market price of the common stock and, therefore, anti-dilutive. Employee stock options for shares of common stock which were outstanding but not included in the calculation of diluted earnings per share because the option price was greater than the average market price of the common stock and, therefore, anti-dilutive were as follows:

	Three months ended		Nine months ended
	January 31,		January 31,
	2005	2004	2005	2004

Options excluded from calculation	202,000	-	199,000	-
Range of prices of excluded options	$4.74-$6.70	-	$5.20-$6.70	-

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - EQUITY COMPENSATION

There were 142,750 options granted at exercise prices of $5.20 and $4.74 for 70,000 and 72,750 shares, respectively, during the nine months ended January 31, 2005. In addition, 600 shares were exercised at a weighted average exercise price of $1.45 during the three-month period ended January 31, 2005. There were no options exercised in the three months ended January 31, 2004. For the nine months ended January 31, 2005, 1,700 shares were exercised at a weighted average price of $2.26. In the nine-month period ended January 31, 2004, 6,400 options were exercised at a weighted average price of $2.41.

In the three- and nine-month periods ended January 31, 2005, there were 1,250 and 2,500 stock options forfeited, respectively. There were 1,000 and 36,550 stock options forfeited during the three- and nine-month periods ended January 31, 2004, respectively. Total stock options outstanding were 525,650 and 501,350 at January 31, 2005 and 2004, respectively, with exercise prices ranging between $1.10 and $6.70 per share in each period.

The United Financial Mortgage Corp. 2004 Stock Incentive Plan (the “2004 Plan”) was approved by shareholders at the Company’s annual meeting held September 8, 2004. A total of 400,000 shares of the Company’s Common Stock have been reserved for issuance under the 2004 Plan, which is a successor to the plan that expired in December of 2003. Of those, 248,000 are available for future grants as of January 31, 2005. The 2004 Plan provides for the grant of options, stock appreciation rights, restricted stock units, performance shares and other stock based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries and may or may not require the satisfaction of performance objectives. The 2004 Plan is administered by the Compensation Committee of the Board of Directors.

The 2004 Plan also provides for the issuance of restricted stock awards. During the quarter ended January 31, 2005, the Company granted an officer a restricted stock award of 10,000 shares. The award vests 20% each on the grant date and the first four anniversaries of the grant date. Such shares are subject to restrictions based on continued employment with the Company. Compensation expense attributable to this award was approximately $10,000 for the quarter ended January 31, 2005. Unearned compensation of approximately $40,000 was recorded as a reduction of stockholders' equity until earned and will be earned according to the vesting schedule of the award.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
NOTE 6 - DERIVATIVES

Derivatives such as forward contracts and rate lock commitments are used in the ordinary course of business. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date and are used to manage interest rate risk on loan commitments and loans held for sale. Rate lock commitments are commitments to fund loans at a specific rate. The derivatives involve the underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts, fair values, and carrying amounts of these derivatives are as follows at January 31, 2005 and 2004:

	2005	2004
Forward contracts
Notional amount	$193,534	$143,214
Fair value	(1,221)	(451)
Carrying amount	(1,221)	(451)

Rate lock commitments
Notional amount	$118,646	$119,557
Fair value	531	189
Carrying amount	531	189

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

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

Certain forward contracts are designated as fair value hedges of loans held for sale. Accordingly, these forward contracts and the hedged loans held for sale are carried at fair value in offsetting amounts. At January 31, 2005 and 2004, loans held for sale with a notional amount of approximately $113.9 million and $66.3 million, respectively, were designated as a part of the fair value hedge. The fair value of these loans approximated $115.5 million and $66.6 million as of January 31, 2005 and 2004, respectively. The remaining forward contracts and rate lock commitments are not designated as hedges and are carried at fair value. The net gain or loss on all derivative activity is included as a component of gain on sale of loans, net. The following table reflects the net gain or loss recorded on all derivative activity, the portion of this net gain or loss attributable to the ineffective portion of fair value hedges, and the portion of gain or loss attributable to derivatives that are not included in fair value hedges for the three and nine months ended January 31, 2005 and 2004:

	Three months ended		Nine months ended
	January 31,		January 31,
	2005	2004	2005	2004
Net gain/(loss) recognized in earnings	$(156)	$189	$466	$26
Ineffective portion of hedge	-	-	-	-
Gain/(loss) from derivatives excluded from hedges	$(156)	$189	$466	$26

NOTE 7 - ACQUISTIONS

During the quarter ended January 31, 2005, the Company completed the acquisition of California based PlusFunding.com, Inc. (“PlusFunding”) which is a privately-held retail originator of residential mortgage loans that acts as both a mortgage banker and broker and has served the San Diego area since 2000. Plus Funding has approximately 70 full-time employees and operates five branches in southern California and one in Nevada. The purchase price for the acquisition was book value as of the closing date plus an earnout based upon the realization of certain earnings targets. If those targets are not met, the payments decrease and conversely, if they are exceeded, the purchase price payments are adjusted upward. The Company has paid approximately $520 to date related to this acquisition. Pro forma information has not been provided as the results of the operations of PlusFunding in total are not material to the overall net income of the Company.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

On August 31, 2004, the Company acquired the operations of Vision Mortgage Group, Inc. (“VMG”). VMG’s operations consist of retail mortgage banking activities primarily in the Rockford, Illinois and Tacoma, Washington areas. VMG employs approximately 50 full-time employees and operates six branches in Illinois and Washington. The acquisition of these offices strengthens the Company’s position in the northwestern United States as well as northwest Illinois and increases the Company’s overall position in retail originations. The purchase price for the acquisition is based on the August 31, 2004 equity of VMG plus an earnout of approximately $788 payable 25% at closing and annually thereafter upon the realization of certain earnings targets. If those targets are not met, the payments decrease and conversely, if they are exceeded, the purchase price payments are adjusted upward. In accordance with the acquisition agreement, the Company has paid $388 to date related to this acquisition. Pro forma information has not been provided as the results of the operations of VMG in total are not material to the overall net income of the Company.

The following table summarizes the purchase price allocation of the VMG and PlusFunding acquisitions as of January 31, 2005:

	VMG	PlusFunding
Cash and cash equivalents	$193	$105
Accounts receivable	71	221
Loans held for sale	2,572	2,847
Leasehold improvements and equipment	101	167
Other assets	12	117
Goodwill	221	254
Warehouse lines of credit	(2,569)	(2,847)
Assumption of note payable	-	(71)
Accrued expenses and other liabilities	(217)	(260)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis presents our financial condition at January 31, 2005 and the results of operations for the three- and nine-month periods ended January 31, 2005 and 2004. One should read the following discussion together with our financial statements and the related notes elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS preceding Item 1 of this quarterly report.

General

Founded in 1986 and headquartered in Oak Brook, Illinois, United Financial Mortgage Corp. is an independent nationwide wholesale and retail mortgage banker that originates, funds, sells and services residential mortgage loans. We also engage in the brokerage and origination of loans on commercial real estate. We recognize revenue from our wholesale and retail origination channels through gains on the sale of mortgage loans and related servicing rights to institutions and investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold, and, in the case of retail operations, origination fees. Our Servicing Division recognizes revenue from the servicing of mortgage loans for others. Expenses largely consist of commissions paid to loan originators on closed mortgage loans, salaries and benefits paid to employees, general selling and administrative expenses such as occupancy costs and advertising costs and interest paid under our warehouse credit facilities.

While our management monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of our mortgage banking operations are considered by management to be aggregated in one reportable operating segment. We are an approved mortgage loan seller/servicer with the Federal Home Loan Mortgage Corporation and with the Federal National Mortgage Association. In addition, we are an approved mortgagee with the Government National Mortgage Association, the Federal Housing Administration, and the Department of Veteran’s Affairs.

We have focused on growing our origination volume by building a retail and wholesale origination network through internal growth and selective acquisitions. During the quarter ended January 31, 2005, we acquired PlusFunding.com, Inc. (“PlusFunding”), a Carlsbad, California-based retail originator of residential mortgage loans that acts as both a mortgage banker and broker. Servicing the San Diego area since 2000, PlusFunding has approximately 70 full-time employees and operates six branches. PlusFunding originated approximately $234 million in mortgage loans for the year ended December 31, 2003. On August 31, 2004, we acquired Vision Mortgage Group, Inc., a mortgage banking division that operates six branches in and around Rockford, Illinois and Tacoma, Washington. In 2003, we acquired Portland Mortgage Company, a mortgage banking division that operates five branches in Oregon and southwest Washington.

The mortgage banking industry is generally subject to seasonal trends and interest rate volatility. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, mortgage delinquency rates typically rise temporarily in the winter months. These trends reflect the general national pattern of sales and resales of homes, although mortgage refinancing tends to be less seasonal and more closely related to changes in mortgage interest rates. The mortgage loan servicing business is generally not subject to seasonal trends.

Interest rates and mortgage refinancing generally have an inverse relationship. In periods of decreasing interest rates, it is more likely for mortgages to be refinanced. Conversely, mortgage refinancing is less likely to occur when rates are rising. Interest rates fell to 30 year lows during the first half of calendar 2003, and the Company, as well as the industry, experienced increased mortgage refinancing activity. Home sales and resales are also impacted inversely by interest rates.

Results of Operations

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Our gain on sale of loans increased 88% from the prior year period. The increase was primarily the result of a $341.1 million increase in total loans sold volume of loans held for sale being sold in the quarter ended January 31, 2005 versus the same period in 2004. A lower interest rate environment in the current period and additional volume generated from our acquisitions increased loan originations to $722.2 million or 83% in the quarter ended January 31, 2005 versus $395.0 million in the same period in 2004. For the three months ended January 31, 2005, our originations were 69% refinances, 28% purchases and 3% other. For the three months ended January 31, 2004, our originations were 71% refinances, 27% purchases and 2% other.

Our mortgage loan servicing income decreased by 7% from the prior year period or $0.1 million. We continued to pursue our strategy of retaining servicing rights on certain loans that we originate during the quarter ended January 31, 2005. Although our total originations remain strong, we have seen a decline in the loans for which we retain servicing rights as a percentage of total production as a result of different product mix in the current rate environment. If this trend continues, we expect to see an increase in our servicing rights portfolio, but at a lesser growth rate than the past year.

Our interest income increased 134% from the prior year period. This increase was attributable to higher volume of loan transactions, an increase in the average coupon rate of our loans that were originated in the quarter ended January 31, 2005 versus the same period in 2004 and the length of time we held the loans prior to sale.

Our salary and commissions expenses increased 85% from the prior year period. The commission component of the expenses both in our retail and wholesale origination divisions has a direct correlation to loan origination volume, which increased 83% versus the same period in 2004. Our August 2004 and January 2005 acquisitions of retail mortgage banking operations, which added eleven locations and over 100 employees, also contributed to the increase in expenses versus the prior period.

Our selling and administrative expenses increased 74% from the prior year period. The increase from period to period was due to the expansion of our sales efforts including the aforementioned acquisitions as well as opening additional offices throughout the United States. Our expansion costs consist primarily of office rental and insurance expenses. Additionally, we substantially increased our marketing expenditures for our retail segment and used outside information technology resources to enhance the automation and connectivity of our new offices and acquisitions.

Our interest expense increased 169% from the prior year period. This increase was the result of higher average balances and higher interest rates on our warehouse lines of credit in the current period versus the prior year period as well as increases in LIBOR year over year. Additionally, the loans have been carried on the warehouse line a longer period of time in the current year when compared the prior year three month period.

Our income taxes increased from the prior year period as the result of the increase in our taxable income in the current period. Our effective tax rate was 40% for the three months ended January 31, 2005 and 2004 and which we expect to approximate the effective rate for the remainder of the fiscal year.

Nine Months Ended January 31, 2005 Compared to Nine Months Ended January 31, 2004

Our gain on sale of loans increased 2% from the prior year period. The increase was primarily the result of an increase in the average gain per transaction versus the first nine months of the prior year despite lower production totals in the nine months. Our loan originations were $1.9 billion and $2.0 billion in the nine month periods ended January 31, 2005 and 2004, respectively. Our proceeds from loans held for sale were $1.9 billion and $2.1 billion in the nine month periods ended January 31, 2005 and 2004, respectively. For the nine months ended January 31, 2005, our originations were 65% refinances, 32% purchases and 3% other. For the nine months ended January 31, 2004, our originations were 79% refinances, 20% purchases and 1% other.

Our mortgage loan servicing income increased by 49%, or $0.8 million during the nine-month period ended January 31, 2005 compared to the prior year period, as a result of the additions made to our mortgage loan servicing portfolio throughout fiscal 2004 and fiscal 2005. During fiscal 2005, we continued to pursue our strategy of retaining servicing rights on certain loans that we originate. We expect modest growth in the portfolio to continue as long as interest rates remain in the general range prevalent during the past year, although due to the shift in product mix being originated in the current market, this growth may be slower than in prior periods.

Our interest income increased 60% from the prior year period. This increase was attributable to an increase in the average coupon rate of our loans that were originated in the nine months ended January 31, 2005 versus the same period in 2004 as well as the length of time we held the loans were held prior to sale.

Our salary and commissions expenses increased 5% from the prior year period. The commission component of our expenses both in the retail and wholesale origination divisions generally has a direct correlation to loan origination volume which was lower year over year. The increase in commission expense despite lower originations was related to a more competitive market particularly in the Wholesale Division in the current year which caused commissions as a percentage of loan volume to increase. Intense competition in our wholesale markets is expected to continue for the remainder of the fiscal year.

Our selling and administrative expenses increased 41% from the prior year period. The increase from period to period was due to the expansion of our sales efforts including the aforementioned acquisitions as well as opening additional offices throughout the United States. Our expansion costs consist primarily of office rental and insurance expenses. Additionally, we substantially increased our marketing expenditures for our retail segment and used outside information technology resources to enhance the automation and connectivity of our new offices and acquisitions.

Our interest expense increased 55% from the prior year period. This increase was attributable to an increase in the average balance on the warehouse line of credit balances versus the same period in 2004 as well as the length of time we held the loans prior to sale.

Our income tax expense decreased from the prior year period as the result of the decrease in our taxable income from the prior year period. Our effective tax rate was 40% for the nine months ended January 31, 2005 and 2004, and is expected to be the approximate effective rate for the remainder of the fiscal year.

Financial Condition

Total assets decreased $5.6 million, or 2%, in the nine months ended January 31, 2005. The decrease primarily related to the $8.4 million, or 4%, decrease in loans held for sale. The decrease in loans held for sale resulted from proceeds slightly exceeding originations during the nine months ended January 31, 2005. Mortgage servicing rights increased from $16.4 million to $22.2 million, a 35% increase for the nine month period. This increase resulted from our continued effort to increase our servicing rights portfolio while interest rates continue to be relatively low from a historical perspective. The weighted average coupon of the mortgage servicing rights portfolio remained 5.4% at January 31, 2005 as it was at April 30, 2004 and continues to grow strictly from our own originations.

Total liabilities decreased $8.4 million, or 4%, for the nine-month period ended January 31, 2005. The decrease was primarily attributable to the decrease in warehouse lines of credit from April 30 to January 31, 2005. This decrease related directly to the decrease in loans held for sale during the nine months ended January 31, 2005.

Total equity increased $2.8 million, or 10%, as a result of the retention of $2.8 million of net income for the nine-month period.

Liquidity and Capital Resources

Our sources of cash flow include proceeds from the sale of mortgage loans, interest income and fees from originations, servicing fees and borrowings. Our primary sources of funding are borrowings under warehouse lines of credit and proceeds from the sale of loans. We sell our mortgage loans held for sale continuously to generate cash for operations. Our cash flow requirements, consequently, depend on the level and timing of our activities in loan origination in relation to the timing of the sale of such loans. Our uses of cash include the funding of mortgage loan purchases and originations and the retention of mortgage servicing rights, payment of interest, repayment of amounts borrowed pursuant to warehouse lines of credit, operating and administrative expenses, income taxes, capital expenditures and acquisitions.

For the nine months ended January 31, 2005 and 2004, our net cash from operating activities was $10.2 million and $68.2 million, respectively. Our net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of our mortgage loans held for sale. For the nine months ended January 31, 2005 and 2004, we originated $1.9 billion and $2.0 billion in loans held for sale, respectively, and received proceeds of $1.9 billion and $2.1 billion on sales of loans, respectively. Throughout the nine months ended January 31, 2005, we continued to pursue our strategy of retaining servicing rights on certain mortgage loans that we originate. Such retention has resulted in some reduction in short term cash flow available to us. We have employed capital to finance the retention of servicing rights. The retention of servicing rights, however, creates an asset on our balance sheet and generates a future cash flow stream in the form of servicing income.

Net cash from investing activities was ($1.1) million in the nine months ended January 31, 2005 compared to ($1.0) million in the same period of 2004. This decrease principally relates to the impact of the VMG and PlusFunding acquisitions in the fiscal 2005 somewhat offset by the change in restricted cash compared to the same nine-month period in the prior year.

Cash flows from our financing activities, primarily corresponding to increases in and decreases in our warehouse lines of credit as a result of loan originations volume, were ($14.8) million and ($60.8) million for the nine months ended January 31, 2005 and 2004, respectively. The quarter ended January 31, 2004 reflects $12.1 million in proceeds from the sale of 2,039,214 shares of common stock from an underwritten public offering. Proceeds from the December 15, 2003 offering are being used for general corporate purposes, including the implementation of our growth and business strategies.

Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis. We fund our business, in part, through the use of warehouse lines of credit. Our outstanding borrowings pursuant to the warehouse lines of credit totaled $208.2 million and $217.5 million at January 31, 2005 and April 30, 2004, respectively. The interest rates on the warehouse lines of credit vary primarily based on LIBOR plus a factor depending on the type of loan that is funded. Our commercial facility is based on the prime rate at the time of the advance. Consistent with past practices and in the ordinary course of our business, we have renewed a number of our credit facilities prior to their respective scheduled expiration. In a number of situations and, again, in the ordinary course of our business and consistent with past practices, in connection with these renewals, certain of the terms of our credit facilities were modified in a manner that we do not view as material. For example, in December 2004, we renewed the temporary extensions on both of our syndicated warehouse agreement for $30 million and our second facility for $50 million for approximately 60 days and nine months, respectively. Due to the potential volatility in originations volume from changes in market interest rates, we prefer temporary expansions of our facilities since the facilities generally have penalties if certain usage rates are not maintained. Additionally, we have a warehouse line for commercial loan production with another bank for $2.6 million, which renewed October 31, 2004 for another year. We have entered into another facility with an investor which allows us to warehouse up to $35 million in loans which will be sold to them at a rate which is margin based on the underlying collateral over the one-month LIBOR. This facility expires August 31, 2005. While we intend to renew these facilities at their respective expirations, if we cannot successfully maintain our existing credit facilities or replace them with comparable financing sources, we may be required to curtail our loan origination activities, which would have a material adverse effect on our financial condition and results of operations. Because our credit facilities are short-term lending commitments, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing.

Additionally, our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. We believe we were in compliance with our covenants at January 31, 2005, and at the time of this filing.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing us is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We attempt to manage the impact of this risk on our business.

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

The scenarios presented in the table below are illustrative of the sensitivity analysis:

	(dollars in thousands)
			If Interest Rates Were To
	January 31, 2005		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$7,319	$7,319	$7,319	$7,319	$7,319	$7,319
Restricted cash	$1,831	$1,831	$1,831	$1,831	$1,831	$1,831
Loans held for sale, (lower of cost or market)	$214,380	$214,380	$213,129	$214,687	$212,354	$215,466
Derivative financial instruments	$839	$839	$737	$940	$636	$1,042
Total interest-earning assets	$224,369	$224,369	$223,016	$224,777	$222,140	$225,658

Interest-bearing liabilities:
Warehouse lines of credit	$208,238	$208,238	$208,238	$208,238	$208,238	$208,238
Total interest-bearing liabilities	$208,238	$208,238	$208,238	$208,238	$208,238	$208,238

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

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of January 31, 2005. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is involved in litigation in the normal course of its business. The Company does not expect that the resolution of any of the legal proceedings to which it is presently a party will have a material adverse effect on its results of operations, financial condition or cash flows.

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Number	Exhibit Name

3.1
Amended and Restate Articles of Incorporation of United Financial Mortgage Corp. as amended (filed as exhibit to the Company’s Registration Statement on Form SB-2 filed on May 14, 1997 and incorporated herein by reference).

3.2(i)	Bylaws of United Financial Mortgage Corp. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A filed on September 17, 2004 and incorporated herein by reference).

3.2(ii)	Amendment to Bylaws of United Financial Mortgage Corp. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A filed on September 17, 2004 and incorporated herein by reference).

4.1	Underwriter’s Warrant, dated December 15, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on March 16, 2004 incorporated herein by reference).

10.33	Eleventh Amendment to Amended and Restated Warehousing Credit Agreement, dated December 27, 2004.

10.34	Twelfth Amendment to Amended and Restated Warehousing Credit Agreement, dated March 1, 2005.

10.35	Amendment No. 19 to Master Repurchase Agreement, dated December 31, 2004.

10.36	Restricted Stock Agreement between United Financial Mortgage Corp. and
Steve Khoshabe

10.37	Form of Restricted Stock Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FINANCIAL MORTGAGE CORP. (Registrant)

Date: March 17, 2005	By:	/s/ Steve Y. Khoshabe
Steve Y. Khoshabe
President and Chief Executive Officer

By:	/s/ Robert L. Hiatt
Robert L. Hiatt
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Name

3.1
Amended and Restate Articles of Incorporation of United Financial Mortgage Corp. as amended (filed as exhibit to the Company’s Registration Statement on Form SB-2 filed on May 14, 1997 and incorporated herein by reference).

3.2(i)	Bylaws of United Financial Mortgage Corp. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A filed on September 17, 2004 and incorporated herein by reference).

3.2(ii)	Amendment to Bylaws of United Financial Mortgage Corp. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A filed on September 17, 2004 and incorporated herein by reference).

4.1	Underwriter’s Warrant, dated December 15, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on March 16, 2004 incorporated herein by reference).

10.33	Eleventh Amendment to Amended and Restated Warehousing Credit Agreement, dated December 27, 2004.

10.34	Twelfth Amendment to Amended and Restated Warehousing Credit Agreement, dated March 1, 2005.

10.35	Amendment No. 19 to Master Repurchase Agreement, dated December 31, 2004.

10.36	Restricted Stock Agreement between United Financial Mortgage Corp. and
Steve Khoshabe

10.37	Form of Restricted Stock Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.