Form 10-K
period 2005-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 2005-07-29
CIK 916823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

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

Securities to be registered under Section 12(b) of the Act:

None
Securities to be registered under Section 12(g) of the Act:

Title of each class: Common Stock, no par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐Yes      ☒No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$15,415,698

20,000,000 shares of Common Stock, no par value, were authorized, and 6,206,343 shares of Common Stock were issued and outstanding, as of July 29, 2005.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed within 120 days of the fiscal year ended April 30, 2005, are incorporated by reference in Part III hereof, to the extent indicated herein.

UNITED FINANCIAL MORTGAGE CORP.

Form 10-K Annual Report

Table of Contents

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains, and future oral and written statements may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, results of operations, plans, objectives and future performance. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy, including the completion and integration of acquisitions;
•	statements regarding interest rates and yield spreads;
•	our understanding of our competition;
•	market trends;
•	assumptions regarding our retained mortgage servicing rights; and
•	projected sources and uses of funds from operations.

These forward-looking statements are subject to various risks and uncertainties, including those related to:

•	changes in demand for mortgage loans due to fluctuations in the real estate market, interest rates or the market in which we sell our mortgage loans;
•	our access to funding sources and our ability to renew, replace or add to our existing credit facilities on terms comparable to the current terms;
•	assumptions underlying the value of our retained mortgage servicing rights;
•	the negative impact of economic slowdowns or recessions;
•	management's ability to manage our growth and planned expansion;
•	unexpected difficulties in integrating or operating newly acquired businesses;
•	the effect of the competitive pressures from other lenders or suppliers of credit in our market;
•	changes in government regulations that affect our business;
•	our ability to expand origination volume while reducing overhead;
•	the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market; and
•	our inability to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning our company and its business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

PART I

ITEM 1. Business.

We were incorporated in the State of Illinois in April of 1986 for the purpose of engaging in the business of mortgage banking and, to a limited extent, mortgage brokering. We are currently authorized to engage in the mortgage banking business in 37 states and we have 491 employees, of which 488 are full-time. Our mortgage banking business has primarily focused on the origination of mortgage loans secured by residential real estate (single family residences and one-to-four family residential properties). We originate these mortgage loans through our Wholesale Origination Division, our Retail Origination Division and our relationships with Internet web sites. Virtually all of the mortgage loans that we originate are mortgage loans secured by residential real estate. In addition to the origination of mortgage loans, we also service mortgage loans for others through our Mortgage Loan Servicing Division.

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

Our mortgage loan origination business primarily generates revenue through (i) origination fees and gains on the sale of mortgage loans, and (ii) interest on mortgage loans held, or “warehoused,” from their origination or purchase until their sale. Our Mortgage Loan Servicing Division produces income from loan servicing fees paid by the parties for whom we service the mortgage loans.

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

Mortgage lenders typically sell their mortgage loans directly to Fannie Mae and Freddie Mac either as whole loans or, more typically, as pools of loans used to collateralize mortgage-backed securities issued or guaranteed by these entities. Similarly, lenders can issue mortgage-backed securities collateralized by pools of loans that are guaranteed by Ginnie Mae. In order to arrange these sales or obtain these guarantees, the lender must underwrite its mortgage loans to conform to standards established by Fannie Mae and Freddie Mac or by the Federal Housing Administration (commonly referred to as the “FHA”) in the case of Ginnie Mae. Loans with principal balances exceeding agency guidelines, currently those in excess of $359,700 for single-family mortgage loans (i.e., "jumbo" or "nonconforming loans") or those that have other characteristics that do not meet those agency’s guidelines, are sold to private buyers.

Mortgage Loan Origination Channels and Market Area

We originate mortgage loans primarily through our Wholesale Origination Division and our Retail Origination Division.

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

As of April 30, 2005, we have established more than 1,000 active relationships. Mortgage brokers qualify to participate in the Wholesale Origination Division after a review of their reputation, mortgage lending experience and financial condition, including a review of references and, if deemed necessary, financial statements. No single correspondent mortgage broker accounts for a significant portion of the Wholesale Origination Division’s mortgage loan production. Our mortgage brokers work directly with the borrower and submit a fully processed loan application to us for an underwriting determination. We apply our customary underwriting standards to each wholesale-originated mortgage loan, issue a written approval and, upon satisfaction of all the lending conditions, close the mortgage loan. In addition, we offer mortgage brokers direct access to Fannie Mae’s Desktop Underwriter® and Freddie Mac’s Loan Prospector® which enables them to give their clients immediate loan approvals.

During the years ended April 30, 2005 and 2004, the Wholesale Origination Division accounted for approximately 63.6% and 73.2%, respectively, of our mortgage loan origination volume. As of the date of this filing, the Wholesale Origination Division had eight branch office locations in six states as follows: Oak Brook, Illinois; Charlotte, North Carolina; Oklahoma City, Oklahoma; Portland, Oregon; Midvale, Utah; and, Fair Oaks, Canoga Park, and Irvine, California.

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

During the years ended April 30, 2005 and 2004 the Retail Origination Division accounted for approximately 26.0% and 24.2%, respectively, of our mortgage loan origination volume. As of the date of this filing, the Retail Origination Division had 50 branch office locations in 14 states as follows: Chicago (4), Oak Brook, Schaumburg, Bensenville, Elmhurst, East St. Louis, Des Plaines, Park Ridge, Brighton Park, West Lawn, Batavia, Rockford, Naperville, St. Charles, Carpentersville, Barrington, Sycamore, Poplar Grove and Cicero, Illinois; Carlsbad, Corona, San Diego, San Clemente, Irvine (2), Newport Beach, and Los Angeles (2), California; Little Rock, Arkansas; Jacksonville, Florida; Peachtree City, Georgia; Baton Rouge, Louisiana; Jackson, Mississippi; Las Vegas and Reno, Nevada; Rochester, New York; Cary and Wilmington, North Carolina; Clackamas and Lake Oswego, Oregon; Brentwood, Memphis and Nashville, Tennessee; Norfolk and Richmond, Virginia; and Longview, Vancouver, University Place and Tacoma, Washington.

Information Technology

We have invested a great deal in technology over the past few years to consolidate and streamline many of our core processes and we will continue to invest significant resources in an effort to increase our efficiency and enhance management controls. We use an interfaced combination of Calyx’s Point, Del Mar Database’s Data Trac and a variety of closing documentation solutions to support our loan processing, automated underwriting, closing document preparation, adherence to product guidelines, point of sale originations, interest rate locking process, loan disbursement process and loan-level accounting functions. We intend to continue to invest in technology to improve efficiency and streamline our operations.

Our website, www.ufmc.com, is also a valuable tool for sales and services to both our new and existing mortgage customers. The website provides potential customers with the ability to pre-qualify for a mortgage loan, review loan products and submit loan applications online. Current customers can obtain account balances, check the status of their payment or make a payment online. Calculators and other tools help prospective borrowers determine a maximum affordable home price, loan amount and monthly payments. Other resources include educational content for homebuyers.

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

The following table sets forth the number and dollar amount of our mortgage loan production by loan type for the periods indicated:

	For the Fiscal Year Ended April 30,
	2005	2004	2003
	(Dollars in thousands)

Conventional Conforming Loans
Number of Loans	8,779	10,866	8,632
Volume of Loans	$1,678,353	$2,011,218	$1,548,985
Percent of Total Dollar Volume	62.7%	73.5%	78.9%

Conventional Non-conforming Loans
Number of Loans	1,052	529	680
Volume of Loans	$409,836	$122,434	$182,784
Percent of Total Dollar Volume	15.3%	4.5%	9.3%

FHA/VA Loans
Number of Loans	846	1,322	1,077
Volume of Loans	$127,497	$199,355	$170,118
Percent of Total Dollar Volume	4.8%	7.3%	8.7%

Other Loans
Number of Loans	3,446	2,755	761
Volume of Loans	$460,478	$401,569	$61,914
Percent of Total Dollar Volume	17.2%	14.7%	3.1%

Total Loans
Number of Loans	14,123	15,472	11,150
Volume of Loans	$2,676,164	$2,734,576	$1,963,801
Average Loan Amount	$189,490	$176,756	$176,126

The following table sets forth the geographic distribution of our mortgage loan production for the periods indicated:

	For the fiscal years ended April 30,
	2005		2004
	Number of Loans	Principal Amount	Number of Loans	Principal Amount
	(Dollars in thousands)

California	5,712	$1,438,370	6,656	$1,394,012
Illinois	3,249	551,863	3,397	591,779
Oregon	967	150,344	1,881	291,673
Utah	644	94,543	1,395	205,523
Nevada	333	70,559	233	39,175
Washington	451	65,833	329	45,396
Others (1)	2,767	304,652	1,581	167,018

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

Underwriting criteria include loan-to-value ratios, borrower income qualifications, investor requirements, insurance and property appraisal requirements. Our underwriting guidelines for Freddie Mac, Fannie Mae, the FHA, and the Department of Veteran’s Affairs (commonly referred to as the “VA”) loans comply with the written underwriting guidelines of the relevant agency. "Non-Conforming" loans generally include loan products that do not comply with the underwriting guidelines of Freddie Mac, Fannie Mae, the FHA or the VA. Non-conforming loans generally are underwritten by us in accordance with the underwriting guidelines of the applicable investor who purchases the loans.

Quality Control of Mortgage Origination

Underwriting functions independently of our loan origination personnel and do not report to any individual directly involved in the loan origination process. Our internal Quality Control Department reviews our origination activities in order to enhance the ongoing evaluation of the loan processing function, including employees, credit reporting agencies and independent appraisers. In conducting the reviews, the Quality Control Department reviews the loan applications for compliance with federal and state lending standards, which may involve a second verification of employment prior to loan closing, reconfirmation of banking information and obtaining separate credit reports and property appraisals. The Quality Control Department submits all review results directly to our President and Chief Executive Officer.

In order to ensure that we originate high quality mortgage loans, we also have, since 1995, retained the services of a quality control company to conduct audits of our loan origination activities on a monthly basis. The quality control company audits, pursuant to contractual specifications, a sample of wholesale and retail loans that we originate. The audit process includes verification of mortgage information, including employment status, wages/salaries, credit standing, property appraisal, confirmation of the borrower’s savings and other asset and compliance with other applicable underwriting guidelines. The quality control company selects mortgage loan files on a random basis and provides a quality control management report at the conclusion of each monthly audit.

During the fiscal year ended April 30, 2005, we sold approximately $2.7 billion in single-family mortgage loans into the secondary market, of which a statistically insignificant amount were repurchased by us or gave rise to indemnification obligations from us. We view loan repurchases as an inherent risk of originating and purchasing loans for ultimate resale in the secondary market notwithstanding the ongoing reviews by the Quality Control Department.

Secondary Market Activities

We sell substantially all of the mortgage loans that we originate or purchase through our mortgage banking operations while retaining the mortgage servicing rights to certain of our mortgage loans. During the years ended April 30, 2005, 2004 and 2003, we originated or purchased $2.7 billion, $2.7 billion and $2.0 billion of mortgage loans, respectively, and sold $2.7 billion, $2.7 billion, and $1.9 billion of mortgage loans, respectively, in the secondary market. Generally, mortgage loans are aggregated into pools and sold, or are sold as individual mortgage loans, to institutional buyers at prices established at the time of sale or pursuant to forward sales commitments. Conforming conventional mortgage loans are generally pooled and exchanged pursuant to the purchase and guarantee programs sponsored by Fannie Mae, Freddie Mac and Ginnie Mae, or for Fannie Mae, Freddie Mac or Ginnie Mae mortgage-backed securities, which are generally sold to investment banking firms. A limited number of mortgage loans are sold to other institutional and non-institutional buyers. For the years ended April 30, 2005, 2004 and 2003, approximately 25%, 61% and 77%, respectively, of the total originated mortgage loans were exchanged for cash or Fannie Mae and Freddie Mac mortgage-backed securities, which securities were then sold to investment banking firms for cash. For the years ended April 30, 2005, 2004 and 2003, respectively, 42%, 20% and 10% were sold to one large institutional investor and the remainder was sold to other institutional and private buyers representing less than 10% of sales individually.

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

Mortgage Loan Servicing Activities

We derive a portion of our revenues from the servicing of mortgage loans for others. For the years ended April 30, 2005, 2004 and 2003, we realized servicing fee income, net of sub-servicing fees, from our mortgage loan servicing operations of $3.5 million, $2.4 million and $.4 million, respectively. Mortgage servicing rights arise in connection with mortgage loans originated or purchased and then sold in the secondary market with mortgage servicing rights retained.

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

The geographic distribution of our servicing portfolio reflects the broad geographic scope of our loan originations. The four largest states in which we service loans, California, Illinois, Oregon and Utah accounted in aggregate for approximately 92.0%, 93.8% and 94.2%, respectively, of the total number of mortgage loans serviced and 93.4%, 94.8% and 95.0%, respectively, of the dollar value of the mortgage loans serviced for the fiscal years ended April 30, 2005 , 2004 and 2003. The largest volume by state was California for the fiscal years ended April 30, 2005, 2004 and 2003, which accounted for approximately 41.9%, 45.2% and 49.3%, respectively, and 46.8%, 49.3% and 53.5% of the mortgage loans serviced by us in terms of number and value, respectively.

The prepayment risk related to the value of our mortgage servicing rights increases in a declining interest rate environment that provides borrowers with refinancing opportunities. At April 30, 2005 and 2004, the total value of the mortgage servicing rights asset recorded by us was $21.3 million and $16.4 million, respectively.

Our mortgage loan servicing portfolio includes servicing for fixed rate fully amortizing, adjustable rate and fixed rate balloon payment loans as listed in the following table:

	As of April 30,
	Percentage of Portfolio		Weighted Average Coupon Rate
	2005	2004	2005	2004

Fixed Rate Fully Amortizing Loans	95.1%	93.8%	5.4%	5.4%
Adjustable Rate Loans	3.6	4.3	4.6	4.5
Fixed Rate Balloons	1.3	1.9	4.3	4.3
Total Portfolio	100.0%	100.0%	5.4%	5.4%

The following table contains information, as of April 30, 2005 and 2004, on the percentage of fixed rate, single-family mortgage loans serviced for others by us, by interest rate category:

	As of April 30,
Coupon Range	2005	2004

6.00% or under	94.9%	93.5%
6.01 - 7.00%	4.9%	6.2%
7.01 - 8.00%	0.2%	0.3%
8.01 - 9.00%	-	-
Total	100.0%	100.0%

At April 30, 2005 and 2004 we serviced approximately 9,730 and 7,900 mortgage loans with an aggregate unpaid principal balance of $1.7 billion and $1.4 billion, respectively. Of these loans, 1.9% and 0.4% were delinquent at April 30, 2005 and 2004, respectively. In addition, at April 30, 2005 three loans were in foreclosure and at April 30, 2004 one loan was in foreclosure.

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

During the fiscal years ended April 30, 2004 and 2003, the mortgage market experienced a dramatic increase in refinance volume as mortgage rates reached historic lows. These market conditions became less favorable toward the end of calendar 2004. As a result, the overall pace of refinance activity has slowed and we expect this trend to continue through calendar 2005. Accordingly, competitive pressures are expected to increase as a greater emphasis is placed on purchase money mortgages.

In recent years, the level of complexity in the mortgage lending business has increased significantly due to several factors:

•	The continuing evolution of the secondary mortgage market has resulted in a proliferation of mortgage products;
•	The indexes which drive the lending business cost of funds have not moved in correlation with mortgage interest rates causing the interest spread to decline;
•	Greater regulation imposed on the industry has resulted in increased costs and the need for higher levels of specialization; and
•	Interest rate volatility has risen over the last decade.

At the same time, homeowners’ propensity to refinance their mortgages has increased as the refinance process has become more efficient and cost-effective. The combined result has been large swings in the volume of mortgage loans originated from year to year. These swings in mortgage origination volume have placed significant pressure on both the originations and the servicing sides of the mortgage business.

Regulatory

The mortgage lending industry is highly regulated under federal, state and local laws. Our mortgage banking business is subject to the rules and regulations of, and examination by, the following entities with respect to the processing, origination, selling and servicing of mortgage loans:

• HUD;
• The Department of Veteran Affairs;
• Fannie Mae, Freddie Mac, Ginnie Mae; and
• Federal, state and local regulatory authorities.

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

Our business is subject to extensive federal, state and local laws, rules and regulations, as well as judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include, among others:

• the Equal Credit Opportunity Act;
• the Federal Truth in Lending Act;
• the Home Ownership and Equity Protection Act;
• the Real Estate Settlement Procedures Act;
• the Fair Credit Reporting Act;
• the Fair Debt Collection Practices Act;
• the Home Mortgage Disclosure Act;
• the Fair Housing Act; and
• the Gramm-Leach-Bliley Act.

In addition, because we originate mortgage loans in a majority of the states, we must comply with the laws and regulations, as well as judicial and administrative decisions of those jurisdictions. Further, individual cities and counties have begun to enact laws that restrict certain types of loan origination activities in those cities and counties.

These federal, state and local laws, rules and regulations, among other things:

• impose licensing obligations and financial requirements on us;
• limit the interest rates, finance charges and other fees that we may charge;
• prohibit discrimination;
• impose underwriting requirements;
• mandate disclosures and notices to consumers;
• mandate the collection and reporting of statistical data regarding our customers;
• impose underwriting requirements;
• regulate our marketing techniques and practices; and
• require us to safeguard non-public information about our customers.

Our failure to comply with these laws, rules and regulations can lead to:

• civil and criminal liability;
• loss of approved status;
• demands for indemnification or loan repurchases from buyers of our loans;
• class action lawsuits; and
• administrative enforcement actions.

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

Additionally, there are a number of proposed and recently enacted federal, state and local laws and regulations aimed at lending practices affecting borrowers with blemished credit, that have been determined to be “predatory.” In general, these laws and regulations will impose new loan disclosure requirements, restrict or prohibit certain loan terms, fees and charges such as prepayment penalties, and will increase penalties for non-compliance. Due to our lending practices, we do not believe that the existence of, or compliance with, these laws and regulations will have a material adverse effect on our financial condition and our results of operations. However, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future or that existing laws, rules and regulations will not be applied in a manner that may adversely impact our business or make compliance more difficult or expensive.

ITEM 2. Properties.

Our corporate and administrative headquarters are located in leased facilities at 815 Commerce Drive, Suite 100, Oak Brook, Illinois 60523. We do not have any real estate holdings as we lease approximately 58 office facilities in Arkansas, California, Florida, Georgia, Illinois, Nevada, Louisiana, Mississippi, New York, North Carolina, Oklahoma, Oregon, Tennessee, Utah, Virginia and Washington.

ITEM 3. Legal Proceedings.

We are involved in litigation in the normal course of business. This litigation is not expected to have a material effect on our results of operations or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders.

There were no items submitted to a vote of security holders in the fiscal fourth quarter ended April 30, 2005.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced trading on the NASDAQ SmallCap Market under the symbol “UFMC” on May 18, 2005. Our common stock previously traded on the American Stock Exchange, or AMEX, under the symbol “UFM” from September 9, 2002 through May 17, 2005. We had approximately 300 stockholders as of July 25, 2005, of which approximately 150 were stockholders of record.

Market Information

The table below sets forth the high and low sales price, as reported by AMEX, for our common stock for the periods indicated.

	High	Low

For the Fiscal Year Ended April 30, 2005
First Quarter	$6.60	$4.40
Second Quarter	5.44	4.35
Third Quarter	5.20	4.35
Fourth Quarter	5.05	4.15

For the Fiscal Year Ended April 30, 2004
First Quarter	$11.50	$4.95
Second Quarter	7.79	6.30
Third Quarter	8.30	6.15
Fourth Quarter	7.50	5.40

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

ITEM 6. Selected Financial Data.

We are providing the following summary information to aid you in your analysis of our company. The majority of the financial information provided below was derived from our audited financial statements. The information is only a summary and you should read it in conjunction with historical financial statements and related notes, appearing in Item 8 and “Management’s Discussion and Analysis of Financial Conditions and Results of Operation” appearing in Item 7.

	At or For the Fiscal Year Ended April 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Summary Balance Sheet Data:

Total assets	$276,236	$258,620	$170,950	$61,965	$60,387
Cash and cash equivalents	17,634	12,901	8,709	7,008	4,261
Loans held for sale	228,686	223,634	154,735	51,417	52,719
Mortgage servicing rights, net	21,349	16,438	4,735	1,340	592
Warehouse lines of credit	230,731	217,519	151,473	50,210	51,052
Shareholders’ equity	31,021	29,669	12,880	8,298	7,430

Summary of Operations:

Revenues	$75,682	$70,154	$51,291	$22,607	$14,941
Expenses	73,408	62,193	43,461	20,304	13,901
Earnings before income taxes	2,274	7,961	7,830	2,303	1,040
Income taxes	920	3,186	3,221	1,207	172
Net income before cumulative effect of Change in accounting principle (1)	1,354	4,775	4,609	1,096	868
Cumulative effect of change in Accounting principle (1), net of tax	-	-	87	-	-
Net income	1,354	4,775	4,696	1,096	868
Preferred stock dividends	38	39	38	39	-
Net income available to common shareholders	$1,316	$4,736	$4,658	$1,057	$868

Per Share Data:
Basic earnings per common share	$0.23	$1.01	$1.18	$0.26	$0.21
Diluted earnings per common share	$0.22	$0.97	$1.16	$0.26	$0.21
Book value per diluted common share	$5.09	$4.97	$3.29	$2.10	$1.83
Weighted average number of shares Outstanding (basic)	5,970	4,687	3,933	3,992	4,069
Weighted average number of shares Outstanding (dilutive)	6,097	4,867	4,013	4,003	4,069
Shares outstanding, net of treasury stock	5,988	5,964	3,919	3,945	4,060

(1)
We recorded a cumulative effect of a change in accounting principle adjustment to reflect the fair value of rate lock commitments outstanding at May 1, 2002. At May 1, 2002, we had approximately $41 million of rate lock commitments with a fair value of $86,821, net of tax.

Selected Financial Data (Continued)
	At or For the Fiscal Year Ended April 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except offices and number of employees)
Other Data:
Mortgage Loan Activity:
Loans originated for resale

Purchase money mortgages	$839,300	$545,600	$326,400	$306,400	$220,400

Refinancings	1,836,800	2,188,500	1,637,400	551,300	167,600
Number of:
Mortgage loans originated	14,123	15,469	11,150	5,167	2,520
Mortgage loans serviced	9,730	7,900	3,030	617	195
Proceeds from sales of loans held for sale	$2,730,373	$2,735,167	$1,902,404	$876,539	$378,647
Net gains on sales of loans held for sale	64,190	60,894	47,092	18,720	12,230
Loan servicing fees, net	3,465	2,407	368	202	79

Mortgage Servicing Data:

Mortgage loans serviced for others	$1,694,471	$1,400,958	$526,166	$107,176	$33,805
Capitalized mortgage servicing rights	21,349	16,438	4,735	1,340	592

Other:
Number of:
Retail lending offices	50	30	20	12	10
Wholesale lending offices	8	5	5	5	4
Full-time employees	488	307	212	177	150
Available warehouse lines of credit	$377,600	$297,600	$187,000	$100,000	$85,000

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

The following discussion and analysis presents our financial condition at April 30, 2005 and 2004 and the results of operations for the three fiscal years ended April 30, 2005, 2004 and 2003. One should read the following discussion together with our financial statements and the related notes elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS preceding Item 1 of this annual report.

General

Founded in 1986 and headquartered in Oak Brook, Illinois, United Financial Mortgage Corp. is an independent nationwide wholesale and retail mortgage banker that originates, funds, sells and services residential mortgage loans. We also engage in the brokerage and origination of loans on commercial real estate. We recognize revenue from our wholesale and retail origination channels through gains on the sale of mortgage loans and related servicing rights to institutions and investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold, and, in the case of retail operations, origination fees. Our Mortgage Loan Servicing Division recognizes revenue from the servicing of mortgage loans for others. Expenses largely consist of commissions paid to loan originators on closed mortgage loans, salaries and benefits paid to employees, general selling and administrative expenses such as occupancy costs and advertising costs and interest paid under our warehouse credit facilities.

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

•
On May 5, 2005 we announced that we signed a definitive agreement with Dallas, Texas-based AmPro Mortgage Corporation ("AmPro") pursuant to which we agreed to acquire AmPro's eight prime wholesale production offices and AmPro's Phoenix, Arizona, operations center. This acquisition, when completed, will give us a significant presence in states where we currently have no infrastructure, including Arizona, Colorado and Texas. It will also add scale in other markets where we currently operate, such as Florida and Georgia, and will solidify our already strong presence in California. We expect the acquisition to contribute total additional annual originations of between $2.4 and $3 billion, representing between approximately a 90% to 112% increase over our fiscal 2005 originations, respectively. The acquisition is also expected to have an accretive impact on our future earnings. We anticipate that the transaction, which is structured as an asset purchase, will be completed once certain customary closing conditions have been satisfied, including our receipt of certain state licenses necessary to operate the acquired offices and to continue to operate the wholesale origination division. The parties have agreed to operate the prime wholesale origination division in accordance with the terms of the definitive agreement pending the closing.

•
During the quarter ended January 31, 2005, we acquired PlusFunding.com, Inc. (“PlusFunding”), a Carlsbad, California-based retail originator of residential mortgage loans that acts as both a mortgage banker and broker. Servicing the San Diego area since 2000, PlusFunding has approximately 70 full-time employees and operates six branches. PlusFunding originated approximately $295 and $234 million in mortgage loans for the years ended December 31, 2004 and 2003, respectively.

•
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

Interest rates and mortgage refinancing generally have an inverse relationship. In periods of decreasing interest rates, it is more likely for mortgages to be refinanced. Conversely, mortgage refinancing is less likely to occur when rates are rising. Interest rates fell to 30 year lows during the first half of calendar 2003 and the spring of 2004, and the Company, as well as the industry, experienced increased mortgage refinancing activity. Home sales and resales are also impacted inversely by interest rates.

Critical Accounting Estimates

Financial statements prepared in accordance with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes to the financial statements. Critical accounting policies comprise those policies that require our most difficult, subjective and complex judgments. These policies require estimates of matters that are inherently uncertain.

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

Each reporting period, we evaluate the fair value of our remaining mortgage servicing rights asset. The amount by which the carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period. Rather than directly reducing the carrying amount of the mortgage servicing rights asset, a valuation allowance is established for the same amount as the charge against earnings. In subsequent reporting periods, depending upon current estimates of fair value, the valuation allowance may be reversed. Such a reversal is limited to the remaining amount of the valuation allowance and will result in an increase in recorded earnings.

Judgments and assumptions that are most critical to the application of this accounting policy are the appropriate risk-weighted discount rates used to determine the present value of estimated net future cash flows, prepayment speeds that will determine the amount and period of servicing revenue that is expected to be earned, and estimated costs to service the loans. These assumptions are based upon actual performance of the underlying loans and the general market consensus regarding changes in mortgage and other interest rates. For example, declining mortgage interest rates typically result in accelerated mortgage prepayments, which tend to shorten the life and reduce the value of the servicing rights asset.

If different assumptions and conditions were to prevail, materially different amortization and valuation allowances than those that were recorded may be required. Since, as described above, so many factors can affect the value of mortgage servicing rights, it is difficult to predict, with any degree of certainty, the effect on income if different conditions or assumptions were to prevail.

Derivative Financial Instruments. Our mortgage-committed pipeline includes interest rate lock commitments that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, we classify and account for the interest rate lock commitments as free-standing derivatives. At the time of the interest rate lock commitment, no gain or loss is recognized. Subsequent changes in fair value are determined in accordance with Staff Accounting Bulletin (“SAB”) 105, issued by the SEC, which states that future cash flows from servicing rights and other internally-developed intangible assets cannot be included in the determination of a rate lock commitment derivative. The fair value of interest rate lock commitments is included with loans held for sale, and changes in fair value are included in the net gain on sale of loans. The Company uses other derivative instruments, including mortgage forward delivery contracts to economically hedge the interest rate lock commitments, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

Income Taxes. Deferred tax assets and liabilities are based on estimated timing differences between the book and tax basis of certain assets and liabilities. These estimates may be affected by future changes in enacted tax legislation and the results of regulatory review. Realization of deferred tax assets is principally dependent upon the achievement of projected future taxable income. Our judgments regarding future profitability may change due to future market conditions, among other factors.

Results of Operations

Fiscal Years Ended April 30, 2005 and April 30, 2004

Gain on sale of loans increased 5% from $60.9 million for the fiscal year ended April 30, 2004 to $64.2 for the fiscal year ended April 30, 2005. The increase, in a year when the volume of loans sold was relatively constant, resulted from improved pricing by investors in a more competitive market coupled with an increase in our origination of nonprime mortgage loans as an overall percentage of all originations. Loan originations were also constant at $2.7 billion for the fiscal years 2004 and 2005. For the year ended April 30, 2005, the breakdown of our originations was 69% refinances, 28% purchases and 3% other compared with 80% refinances, 17% purchases and 3% other for the year ended April 30, 2004. The increase in purchases versus refinances is consistent with the expansion of our retail presence during the 2005 fiscal year as both of the retail businesses we acquired during 2005 have strategic alliances with realtors.

Our mortgage loan servicing income increased by 44% from the prior year. Loan servicing income increased by $1.1 million, from $2.4 million during fiscal year 2004 to $3.5 million during fiscal year 2005. We continued to pursue our strategy of retaining servicing rights on certain loans that we originate during the year ended April 30, 2005. Although our total originations remain strong, we have elected to retain servicing rights on fewer mortgage loans as a percentage of total production. If this trend continues, it is likely the overall servicing portfolio will remain constant or even decrease in the coming year.

Throughout the course of the year, the Company obtains third party valuations  of  the  mortgage servicing rights portfolio as well as obtains other  market  information  related  to  the  market  value of the mortgage servicing portfolio.  These valuations stratify the portfolio by loan type, interest  rates  and   geographic location.  The valuations  also take  into account  the current market conditions for  prepayment speeds and  interest rates.   As  a  result  of  this  valuation  process,   the Company took an impairment  charge  of $1.8 million during the fourth quarter of the fiscal year.  The  Company  currently  believes  that  the  prepayment speeds and interest  rate  environment are the primary factors for the decline in the value of the portfolio.  As such, the Company believes that as interest rates and prepayment speeds  adjust, the value of the portfolio will increase.  The impairment is temporary in nature as there is no clear trend for prolonged or significant decline in interest rates. Additionally, management believes that the lack of movement in the interest rate despite movement in LIBOR and other rates is temporary. In the prior year, we had reversed our valuation allowance of $1.2 million as rates rose slightly and volume decreased at the close of the refinance boom.

The increase in the amortization of mortgage servicings rights in the current period is primarily the result of the increase in the size of our servicing portfolio, which has grown from $500 million at April 30, 2003, to $1.7 billion at April 30, 2005

Our interest income increased $4.9 million, or 61%, from 7.9 million for the year ended April 30, 2004 to $12.8 million for the year ended April 30, 2005. This increase was attributable to an increase in the average coupon rate of our loans that were originated in the year ended April 30, 2005 versus the year ended April 30, 2004 and the length of time we held the loans prior to sale. The increase in the coupon rate was partially attributable to the increase in our nonprime business during the year.

Our salary and commissions expenses increased $4.0 million, or 8.5%, from $46.8 million for the year ended April 30, 2004 to $50.8 million for the year ended April 30, 2005. Our August 2004 and January 2005 acquisitions of retail mortgage banking operations, which added eleven locations and over 100 employees, contributed to the increase in expenses versus the prior year. Additionally, $.9 million or 23% of the increase is attributable to an increase in broker commissions paid during the 2005 fiscal year. This increase, despite relatively flat originations, is indicative of the competitive pressure in the wholesale market in the current year compared to the prior year and caused us to pass through our improved investor pricing directly to the brokers.

Selling and administrative expenses increased $4.0 million, or 36.0% from $11.1 million for the year ended April 30, 2004 to $15.1 million for the year ended April 30, 2005. The increase from 2004 to 2005 was due to the expansion of our sales efforts including the aforementioned acquisitions as well as opening additional offices throughout the United States. Our expansion costs consist primarily of office rental and insurance expenses. Additionally, we substantially increased our marketing expenditures for our retail segment and used outside information technology resources to enhance the automation and connectivity of our new offices and acquisitions.

Interest expense increased $3.2 million, or 79%, from $4.0 million for the year ended April 30, 2004 to $7.2 million for the year ended April 30, 2005. This increase was the result of higher average balances and higher interest rates on our warehouse lines of credit in the current year versus the prior year period as well as increases in LIBOR year over year. LIBOR increased steadily in the six months ended April 30, 2005 and has risen further since April 30, 2005. We anticipate our interest expense will be higher as a percentage of interest income during our 2006 fiscal year. In addition to the increase in LIBOR, our loans have been carried on the warehouse line a longer period of time in the 2005 fiscal year compared to the same period in the prior fiscal year.

Our income taxes decreased from the prior year as a result of the decrease in our taxable income in the current year. Net income before taxes was $8.0 for the year ended April 30, 2004 compared to $2.3 million for the year ended April 30, 2005, a decrease of $5.7 million, or 71%. Our effective tax rate remained constant for both years at approximately 40%.

Fiscal Years Ended April 30, 2004 and April 30, 2003

The year ended April 30, 2004 was a period of significant growth for us. Loan volume and revenues increased substantially from year to year. In fact, both revenue and loan volume were at record highs in the year ended April 30, 2004. The primary reasons for the increase in revenue and loan volume were the opening of several new branch office locations in fiscal 2004 and late 2003 and the purchase of Portland Mortgage Company (“PMC”) in May, 2003, set against a backdrop of a favorable interest rate environment.

Gain on sale of loans increased 29% for the 2004 fiscal year compared to the prior fiscal year to $60.9 million. This increase was attributable to an increase in originations of 39% to $2.7 billion and the related loan sales. The increase in gain on sale of loans was less than the increase in originations as a result of the interest rate environment during the year. During fiscal year 2003 and the beginning of fiscal year 2004 interest rates remained at relatively low levels creating high volumes of refinance transactions. In fiscal 2004, the market slowed as interest rates, while still low from a historical perspective, rose slightly and then stabilized reducing the attractiveness of refinance transactions thus creating competition for the remaining transactions. This price pressure reduced the gain on sale in the form of lower loan origination fees, particularly in the retail origination channel.

Mortgage servicing rights impairment was reversed during the first quarter of the year ended April 30, 2004 representing an increase in the overall valuation of the servicing rights portfolio at the end of the refinance boom when interest rates rose and prepayment speeds slowed. In the year ended April 30, 2004, we had recorded a valuation allowance of $1.1 million as rates continued to fall during the refinance boom which caused prepayment speeds to be very high.

Loan servicing income increased by $2.0 million, to $2.4 million for the year ended April 30, 2004 compared to the prior fiscal year. We continued our strategy, which commenced in fiscal 2003, of retaining servicing rights on certain loans that we originate. The mortgage loan servicing portfolio increased by $874.8 million from April 30, 2003 to $1.4 billion at April 30, 2004 and accounted for the higher servicing income as compared to the prior fiscal year.

Interest income increased 46% to $7.9 million for the 2004 fiscal year from the prior fiscal year. This increase was attributable to the aforementioned increase in overall loan originations and the length of time the loans were held prior to sale year over year. The increase in the holding period prior to sale is a function of expanded warehouse line of credit capacity as well as selling loans in groups rather than a one-by-one or flow basis. Since our cost of funds is less than the income from the loans we originate and hold for sale, the reduction in the turnover ratio on the loans held for sale generates margin for us.

Salary and commissions expenses increased $12.1 million, or 35%, to $46.8 million in the year ended April 30, 2004 from the year ended April 30, 2003. The increase was attributed to three main factors: increased volume of loans originated and the related commissions; continued investment in the expansion of the our sales organization as evidenced by the increase in retail loan offices from 20 to 30 and full-time employees from 212 to 307 as of April 30, 2003 and 2004, respectively; and, the increased cost of commissions paid on wholesale loan originations due to the competitive interest rate environment in the latter half of fiscal 2004.

Selling and administrative expenses increased 90%, or $5.2 million, to $11.1 million for the 2004 fiscal year compared to the prior fiscal year. Approximately $2.3 million of the increase was attributable to the increase in originations and the related impact to direct selling expenses such as credit reports, appraisals, underwriting costs and investor expenses. Approximately $1.4 million of the increase resulted from the use of lead generation and advertising costs by the Retail Origination Division. An additional $1.2 million of the increase related to the market expansion of the retail loan offices from 12 at the beginning of fiscal 2003 to 30 at the end of fiscal 2004 and the related impact on rent and occupancy expenses of those offices. The Retail Origination Division, while generally having higher margins, does have a higher fixed cost structure, which was highlighted during fiscal year 2004 as new offices were opened. The remaining increase in the selling and administrative costs generally related to technology expenses, volume-based quality control costs and investor relations expense increases.

Interest expense during the year ended April 30, 2004 increased 49% to $4.0 million compared to prior fiscal year, primarily as a result of an increase in overall mortgage loan originations and the average balance of notes payable on the warehouse lines of credit.

Financial Condition

April 30, 2005 and 2004

Total assets increased from $258.6 million at April 30, 2004 to $276.2 million at April 30, 2005, representing an increase of $17.6 million or 7%. The increase primarily related to an increase in loans held for sale, mortgage servicing rights and cash and cash equivalents. At April 30, 2005, loans held for sale were $228.7 million, an increase of $5.1 million, or 2%, compared to April 30, 2004. The increase in loans held for sale was due to an increase in the average holding period of a loan. At April 30, 2005, mortgage servicing rights increased to $21.3 million from $16.4 million, an increase of 30% from April 30, 2004. This increase resulted from our continued effort to increase our servicing rights portfolio while interest rates continue to be relatively low from a historical perspective. The weighted average coupon of the mortgage servicing rights portfolio remained under 6.0% as of April 30, 2005. Additionally, we have increased our holdings of cash and cash equivalents by $4.7 million to $17.6 million as of April 30, 2005. Other assets increase by 87% from $2.1 to $3.9 million in the 2005 fiscal year as a result of higher interest receivable and the increase in value of our captive reinsurance investments during the year. Goodwill also increased 89% or $.5 million during the 2005 fiscal year as a result of our acquisitions of Vision Mortgage and PlusFunding.com.

Total liabilities increased $16.3 million, or 7%, to $245 million at April 30, 2005 primarily as a result of the borrowings on the warehouse lines of credit which finance the increase in loans held for sale. The increase in the warehouse lines of credit was $13.2 million, or 6.1%.

Total equity increased $1.4 million, or 4.6%, to $31.0 million at April 30, 2005 as a result of the retention of $1.4 million earnings for fiscal year 2005.

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

Our net cash used in operating activities in the year ended April 30, 2005 was $1.7, million compared to $51.0 million and $98.2 million in 2004 and 2003, respectively. Our net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of our mortgage loans held for sale. For the years ended April 30, 2005, 2004 and 2003, we originated $2.7 billion, $2.7 billion and $2.0 billion in loans held for sale, respectively, and received proceeds of $2.7 billion, $2.7 billion and $1.9 billion on sales of loans, respectively. Throughout the years ended April 30, 2005, 2004 and 2003, we continued to pursue our strategy of retaining servicing rights on certain mortgage loans that we originate. Such retention has resulted in some reduction in short term cash flow available to us. We have employed capital to finance the retention of servicing rights. The retention of servicing rights, however, creates an asset on our balance sheet and generates a future cash flow stream in the form of servicing income.

Net cash used in investing activities was $1.3 million, $0.9 million and $1.2 million in the years ended April 30, 2005, 2004 and 2003, respectively. This increase in investing principally relates to the impact of the VMG and PlusFunding acquisitions in the year ended April 30, 2005 and continued expansion of offices and our technology platforms leading to the $.7 million increase in premises and equipment. The increase in our restricted cash continues to be a factor of our increasing warehouse capacity that causes the related compensating balance requirements to increase. The impact of this increase was lessened however, by restructuring our CD’s to 90 day maturities for liquidity causing them to be treated as cash equivalents rather than investments. The change from 2003 to 2004 was primarily the result of the net cash of $.3 million received in the PMC acquisition as the cash balances of PMC exceeded the cash paid related to the acquisition through April 30, 2004.

Net cash provided in our financing activities, primarily corresponding to increases in and decreases in our warehouse lines of credit as a result of loan originations volume, were $7.7 million, $56.2 million and $101.1 million for the years ended April 30, 2005, 2004 and 2003, respectively. Fiscal year 2004 reflects $12.1 million in proceeds from the sale of 2,039,214 shares of common stock from an underwritten public offering. Proceeds from the December 15, 2003 offering are being used for general corporate purposes, including the implementation of our growth and business strategies.

Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis. We fund our business, in part, through the use of warehouse lines of credit. Our outstanding borrowings pursuant to the warehouse lines of credit totaled $230.7 million and $217.5 million at April 30, 2005 and 2004, respectively. The interest rates on the warehouse lines of credit vary primarily based on LIBOR plus a factor depending on the type of loan that is funded. Our commercial facility is based on the prime rate at the time of the advance. Consistent with past practices and in the ordinary course of our business, we have renewed a number of our credit facilities prior to their respective scheduled expiration. In a number of situations and, again, in the ordinary course of our business and consistent with past practices, in connection with these renewals, certain of the terms of our credit facilities were modified in a manner that we do not view as material. For example, in December 2004, we renewed the temporary extensions on both of our syndicated warehouse agreement for $30 million and our second facility for $50 million for approximately 60 days and nine months, respectively. We subsequently renewed the $30 million due to the potential volatility in originations volume from changes in market interest rates, we prefer temporary expansions of our facilities since the facilities generally have penalties if certain usage rates are not maintained. Additionally, we have a warehouse line for commercial loan production with another bank for $2.6 million, which renewed October 31, 2004 for another year. We have entered into another facility with an investor which allows us to warehouse up to $35 million in loans which will be sold to them at a rate which is margin based on the underlying collateral over the one-month LIBOR. This facility expires August 31, 2005. While we intend to renew these facilities at their respective expirations, if we cannot successfully maintain our existing credit facilities or replace them with comparable financing sources, we may be required to curtail our loan origination activities, which would have a material adverse effect on our financial condition and results of operations. Because our credit facilities are short-term lending commitments, the lenders may respond to market conditions which may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing.

Additionally, our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. We believe we were in compliance with our covenants at April 30, 2005, and at the time of this filing.

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

Off-Balance Sheet Arrangements

We currently outsource servicing of our mortgage loans held in our servicing portfolio. The escrow funds of the underlying borrowers are not included in our balance sheet. At April 30, 2005 and 2004, the amount of funds escrowed at the sub-servicer was $8.4 million and $6.5 million, respectively.

Tabular Disclosure of Contractual Obligations

	Payments Due by Period
Contractual Obligations	(in thousands)
		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years

Warehouse lines of credit	$230,731	$230,731	$-	$-	$-
Capital lease obligations	23	12	11	-	-
Operating lease obligations	7,941	2,419	3,650	1,872	-

Total	$238,695	$233,162	$3,661	$1,872	$-

The table does not reflect amounts related to cash income taxes to be paid in future years. Please see Note 10 to the Financial Statements for additional information on historical cash taxes paid.

Inflation and Seasonality

We believe that the effect of inflation, other than its potential effect on market interest rates, has been insignificant thus far. Due to technological and infrastructure advancements, an increase in our servicing portfolio, and the opening of additional branches, we hope to continue to minimize seasonality fluctuations.

Industry Trends

We believe that the industry will continue to offer broader and more diversified product offerings and that technology will play an increasing part in real estate transactions. This includes expanded use of Internet capabilities, which we will continue to aggressively pursue. Our business base principally is concentrated in the Midwest and Western United States. As such, we may be subject to the effects of economic conditions and real estate markets specific to those regions unless we are able to further diversify our business geographically.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Sensitivity Analysis

We have performed various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses presume an instantaneous parallel shift of the yield curve. Various techniques are employed to value the underlying financial instruments, and these techniques rely upon a number of critical assumptions. Actual experience may differ materially from the estimated amounts presented for each scenario. To the extent that yield curve shifts are non-parallel, and to the extent that actual variations in significant assumptions differ from those applied for purposes of the valuations, the resultant valuations can also be expected to vary, possibly materially.

The scenarios presented in the table below are illustrative of the sensitivity analysis:

(dollars in thousands)			If Interest Rates Were To
	April 30, 2005		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$17,634	$17,634	$17,634	$17,634	$17,634	$17,634
Restricted cash	$1,855	$1,855	$1,855	$1,855	$1,855	$1,855
Loans held for sale, (lower of cost or market)	$228,686	$229,544	$228,938	$228,332	$230,150	$230,756
Derivative financial instruments	$1,320	$1,320	$1,302	$1,338	$1,284	$1,356
Total interest-earning assets	$249,495	$250,353	$249,729	$249,159	$250,923	$251,601

Interest-bearing liabilities:
Warehouse lines of credit	$230,731	$230,731	$230,731	$230,731	$230,731	$230,731
Total interest-bearing liabilities	$230,731	$230,731	$230,731	$230,731	$230,731	$230,731

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

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
United Financial Mortgage Corp.
Oak Brook, Illinois

We have audited the accompanying balance sheets of United Financial Mortgage Corp. as of April 30, 2005 and 2004, and the related statements of income, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Financial Mortgage Corp. at April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, on May 1, 2002, the Company adopted new accounting guidance on derivative instruments.

Crowe Chizek and Company LLC
Oak Brook, Illinois
July 22, 2005

UNITED FINANCIAL MORTGAGE CORP.
Balance Sheets
(Dollars in thousands)

	As of April 30,
	2005	2004
ASSETS
Cash and due from financial institutions	$453	$10,968
Interest-bearing deposits in financial institutions	17,181	1,933
Total cash and cash equivalents	17,634	12,901
Restricted cash	1,855	1,388
Certificates of deposit	-	434
Loans held for sale	228,686	223,634
Mortgage servicing rights, net	21,349	16,438
Premises and equipment, net	1,758	1,185
Goodwill	1,084	575
Prepaid expenses and other assets	3,870	2,065

Total assets	$276,236	$258,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Warehouse lines of credit	$230,731	$217,519
Accrued expenses and other liabilities	14,484	11,432
Total liabilities	245,215	228,951

Shareholders' equity
Preferred stock, 5,000,000 authorized, no par value, Series A redeemable shares, 63 issued and outstanding at April 30, 2005 and April 30, 2004 (aggregate liquidation preference of $315)	315	315
Common stock, no par value, 20,000,000 shares authorized, 6,164,543 and 6,140,843 shares issued at April 30, 2005 and at April 30, 2004, respectively	18,760	18,687
Retained earnings	12,305	10,989
Unearned stock compensation	(37)	-
Treasury stock, 176,700 shares at April 30, 2005 and 2004, at cost	(322)	(322)

Total shareholders’ equity	31,021	29,669

Total liabilities and shareholders’ equity	$276,236	$258,620

See accompanying notes to the financial statements.

UNITED FINANCIAL MORTGAGE CORP.
Statements of Income
(Dollars in thousands, except per share data)

	For the Years Ended April 30,
	2005	2004	2003
Revenues
Gain on sale of loans, net	$64,190	$60,894	$47,092
Loan servicing income, net	3,465	2,407	368
Mortgage servicing rights valuation adjustment	(1,796)	1,229	(1,060)
Amortization of mortgage servicing rights	(3,651)	(2,690)	(716)
Interest income	12,760	7,950	5,449
Other income	714	364	158
Total revenues	75,682	70,154	51,291

Expenses
Salaries and commissions	50,757	46,770	34,737
Selling and administrative	15,133	11,126	5,866
Interest expense	7,157	4,006	2,687
Depreciation	361	291	171
Total expenses	73,408	62,193	43,461

Income before income taxes and cumulative effect of change in accounting principle	2,274	7,961	7,830

Income taxes	920	3,186	3,221

Income before cumulative effect of change in accounting principle	1,354	4,775	4,609

Cumulative effect of change in accounting principle, net of tax	-	-	87

Net income	1,354	4,775	4,696

Preferred stock dividends	38	39	38

Net income for common shareholders	$1,316	$4,736	$4,658

Basic earnings per common share before cumulative effect of change in accounting principle	$0.22	$1.01	$1.16
Per share cumulative effect of a change in accounting principle	-	-	0.02
Basic earnings per common share	$0.22	$1.01	$1.18

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.22	$0.97	$1.14
Per share cumulative effect of a change in accounting principle	-	-	0.02
Diluted earnings per common share	$0.22	$0.97	$1.16

See accompanying notes to the financial statements.

UNITED FINANCIAL MORTGAGE CORP.
STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended April 30, 2005, 2004 and 2003
(Dollars in thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Retained Earnings	Unearned Stock Compensation	Treasury Stock	Total

Balance, May 1, 2002	63	$315	3,945,449	$6,633	$1,595	$-	$(246)	$8,298

Net income					4,696			4,696

Preferred stock dividend					(38)			(38)

Treasury stock Purchases			(27,800)				(77)	(77)

Issuance of treasury shares			680				1	1

Exercise of stock options			200	1				-
Balance April 30, 2003	63	315	3,918,529	6,634	6,253	-	(322)	12,880

Net income					4,775			4,775

Preferred stock dividend					(39)			(39)

Secondary offering			2,039,214	12,038				12,038

Exercise of stock options			6,400	15				15
Balance April 30, 2004	63	315	5,964,143	18,687	10,989	-	(322)	29,669

Net income					1,354			1,354

Preferred stock dividend					(38)			(38)

Restricted stock awards			10,000	50		(50)		(50)

Amortization of unearned stock compensation						13		13

Exercise of stock options			13,700	23				23
Balance April 30, 2005	63	$315	5,987,843	$18,760	$12,305	$(37)	$(322)	$31,021

See accompanying notes to the financial statements.

UNITED FINANCIAL MORTGAGE CORP.
Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended April 30,
	2005	2004	2003
Cash flows from operating activities
Net income	$1,354	$4,775	$4,696
Less: Cumulative effect of change in accounting principle	-	-	87
Income before cumulative effect of change in accounting principle	1,354	4,775	4,609
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	361	291	171
Amortization of mortgage servicing rights	3,651	2,690	716
Mortgage servicing rights valuation adjustment	1,796	(1,229)	1,060
Equity compensation	13	-	-
Gain on sale of loans	(64,190)	(60,894)	(47,092)
Origination of mortgage loans held for sale	(2,676,164)	(2,734,576)	(1,963,801)
Proceeds from sale of mortgage loans held for sale	2,730,373	2,735,167	1,902,404
Change in prepaid expenses and other assets	(1,383)	(1,573)	480
Change in accrued expenses and other liabilities	2,483	4,305	3,246
Net cash from operating activities	(1,706)	(51,044)	(98,207)

Cash flows from investing activities
Net change in certificates of deposit	434	(2)	(12)
Acquisitions net of cash acquired	(585)	265	-
Change in restricted cash	(467)	(554)	(745)
Purchase of premises improvements and equipment, net	(653)	(632)	(466)
Net cash from investing activities	(1,271)	(923)	(1,223)

Cash flows from financing activities
Purchase treasury stock,	-	-	(76)
Issuance of common stock, net of issuance costs	23	12,053	1
Changes in warehouse lines of credit, net	7,796	44,456	101,264
Payment of notes payable	(71)	(350)	(20)
Preferred stock dividend	(38)	-	(38)
Net cash from financing activities	7,710	56,159	101,131

Change in cash and cash equivalents	4,733	4,192	1,701

Cash and cash equivalents at beginning of period	12,901	8,709	7,008

Cash and cash equivalents at end of period	$17,634	$12,901	$8,709

Supplemental information
Interest paid	$6,722	$3,506	$2,620
Taxes paid (refunded)	(912)	1,226	1,141

See accompanying notes to the financial statements.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

NOTE 1 - BASIS OF PRESENTATION

Founded in 1986 and headquartered in Oak Brook, Illinois, United Financial Mortgage Corp. (“UFM” or “the Company”) is an independent nationwide wholesale and retail mortgage banker that originates, funds, sells and services residential mortgage loans. UFM also engages in the brokerage and origination of loans on commercial real estate. UFM recognizes revenue from its wholesale and retail origination channels through gains on the sale of mortgage loans and related servicing rights to institutions and investors, interest generated on mortgage loans held or warehoused from the time the mortgage loan is originated until the mortgage loan is sold, and, in the case of retail operations, origination fees. UFM’s Mortgage Loan Servicing Division recognizes revenue from the servicing of mortgage loans for others. Expenses largely consist of commissions paid to loan originators on closed mortgage loans, salaries and benefits paid to employees, general selling and administrative expenses such as occupancy costs and advertising costs and interest paid under the Company’s warehouse credit facilities.

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

All amounts presented herein are in thousands except employee stock options, pricing of employee stock options and per share data unless otherwise noted.

Use of Estimates

U.S. generally accepted accounting principles require management to make estimates and assumptions in preparing financial statements that affect the amounts reported and disclosed. These estimates and assumptions may change in the future, and future results could differ from these estimates. Areas involving the use of management's estimates and assumptions, which are susceptible to change in the near term, include the valuation of loans held for sale, mortgage servicing rights, derivatives and income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include both non-interest-bearing and interest-bearing deposits with other financial institutions with original maturities of three months or less.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

Restricted Cash

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

The pipeline of loans in process includes commitments to make loans at specific interest rates (rate lock commitments). The Derivative Implementation Group of the Financial Accounting Standards Board issued guidance on mortgage loan rate lock commitments to borrowers. The guidance categorizes rate lock commitments intended for sale as derivatives and was effective May 1, 2002. On May 1, 2002, the Company began recording the fair value of rate lock commitments as derivatives. At the time of interest rate lock commitment, no gain or loss is recognized. Subsequent changes in fair value are recorded in earnings. Fair value is determined based on the effect that change in market interest rates subsequent to the commitment date have on the value of the related loan. The fair value of rate lock commitments adjusted for estimated fallout is included with loans held for sale, and changes in fair value are included in the net gain on sale of loans.

Effective May 1, 2002, this guidance required the Company to record a cumulative effect of a change in accounting principle adjustment to reflect the fair value of rate lock commitments outstanding at May 1, 2002. At May 1, 2002, the Company had approximately $41 million of rate lock commitments with a fair value of $87, net of tax.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

Mortgage Servicing Rights, Net

The Company originates mortgage loans for sale to the secondary market and sells the loans on either a servicing-retained or servicing-released basis. Servicing rights are recognized as assets for the allocated value of retained servicing rights on loans sold. The capitalized cost of loan servicing rights is amortized in proportion to and over the period of estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment of the underlying mortgages.

Mortgage servicing rights are periodically evaluated for impairment. Impairment represents the excess of amortized cost over its estimated fair value. Impairment is evaluated based upon the fair value of the assets. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Impact of Interest Rate Fluctuations

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

Significant decreases in interest rates may enable more potential borrowers to qualify for a mortgage loan, resulting in higher income related to the loan originations. However, significant decreases in interest rates may result in higher than anticipated loan prepayment activity and therefore reduce the value of the mortgage loan servicing portfolio.

Reserve for losses - Loans sold

The Company maintains a reserve for the representation and warranty liabilities related to the sold loans, and for the contractual obligation to rebate a portion of any premium paid by a purchaser when a borrower prepays a sold loan within an agreed period. The reserve, which is recorded as a liability in the Balance Sheets is established when loans are sold, and is calculated as the estimated fair value of losses reasonably estimated to occur over the life of the loan. Management estimates inherent losses based upon historical loss trends and frequency and severity of losses for similar loan product sales. The adequacy of this reserve is evaluated and adjusted as required. The provision for losses recognized at the sale date is included in the statements of income as a reduction of gains on sales of mortgage loans.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to expense as incurred, and significant improvements are capitalized. At the time of sale or disposition of an asset, the applicable cost and accumulated depreciation are removed from the books. Generally, the Company depreciates its computer software over 3 years, computer equipment over 5 years, furniture and office equipment over 7-10 years and leaseholds over the lesser of 10 years or the remaining life of the lease.

Income and Expense Recognition

The Company sells loans on both a servicing-retained and servicing-released basis. Gain or loss is recognized upon delivery of the loans to the purchaser. The gain or loss is equal to the difference between the sales price and the carrying amounts of the loans sold. Loan revenue is recognized into gain on sale at the time of sale and consists of various items including commitment fees, underwriting fees, and other charges that the customer pays to the Company. Certain direct loan origination costs for loans held for sale are deferred until the related loans are sold.

Salaries and commissions related to the origination of loans held for sale and other corporate purposes are disclosed as a separate line item on the statements of income.

Interest on loans held for sale is credited to income as earned, and interest on warehouse lines of credit is charged to expense as incurred.

Income Taxes

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

Series A Preferred Stock

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

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)
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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information is as follows:

	2005	2004	2003
Net income, as reported	$1,316	$4,736	$4,658
Deduct: Stock-based compensation expense determined under fair value based method	198	152	107

Pro forma net income	$1,118	$4,584	$4,551

Basic earnings per common share as reported	$0.22	$1.01	$1.18
Pro forma basic common earnings per share	$0.19	$0.98	$1.16
Diluted earnings per common share as reported	$0.22	$0.97	$1.16
Pro forma diluted earnings per common share	$0.18	$0.94	$1.13

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004	2003

Risk-free interest rate	3.36%	2.67%	3.00%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	55.85%	123.57%	72.61%
Dividend yield	N/A	N/A	N/A
Weighted average fair value per option granted	$2.46	$5.63	$1.66

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (Revised 2004), Share-Based Payment (“Statement No. 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) was required to be adopted no later than July 1, 2005. On April 14, 2005 the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for Statement 123(R). The new rule allows companies to implement Statement 123 (R) at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company is the first fiscal quarter ending on July 31, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123(R) using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The effect of the adoption on the results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted beyond the options which are currently unvested today. Existing options that will vest after the adoption date are expected to result in additional compensation expense of approximately $150,000 for the fiscal year ended April 30, 2007, $110,000 for the fiscal year ended April 30, 2008, and $20,000 for the fiscal year ended April 30, 2009.

Loss Contingencies:

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there now are such matters that will have a material effect on the financial statements.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

Reclassifications and Presentation

Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 2 - CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in excess of the insurance limits provided by the Federal Deposit Insurance Corporation. A listing of these balances is below:

	2005	2004
Cash and cash equivalents
Commercial bank (former warehouse line)	$77	$1,883
Commercial bank (member of warehouse syndication)	15,471	9,034
Commercial bank (commercial warehouse line)	2,071	1,922
Certificates of deposit (commercial warehouse line)	-	434

NOTE 3 - RESTRICTED CASH

The Company has elected to use the restricted cash provisions in some of the existing warehouse agreements to borrow the full value of the underlying loans rather than advance a percentage of the loan value. The following represents the cash restricted under the provisions of the warehouse arrangements as of April 30, 2005 and 2004:

	2005	2004
Restricted under warehouse syndication	$1,421	$1,103
Restricted by commercial entities	434	285
Total Restricted Cash	$1,855	$1,388

NOTE 4 - MORTGAGE LOANS SERVICED AND LOANS HELD FOR SALE

The Company sells mortgage loans to secondary market investors (“Investor(s)”). These loans can be sold in one of two ways, servicing released or servicing retained. If a loan is sold servicing released, the Company has sold all the rights to the loan and the associated servicing rights. If a loan is sold servicing retained, the Company has sold the loan and kept the servicing rights, and thus the Company is responsible for collecting monthly principal and interest payments and performing certain escrow services for the Investor. The Investor, in turn, pays an annual fee for these services. The Company performs these servicing activities through what is referred to as a sub-servicer arrangement. The sub-servicer collects the monthly principal and interest payments and performs the escrow services for the Investor on behalf of the Company. The Company pays the sub-servicer a fee for these services. Servicing revenue is reported net of sub-servicer fees. At April 30, 2005 and 2004, the Company had the following loans held for sale.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

	2005	2004
Loans held for sale	$228, 686	$223, 634
Less: Allowance to adjust loans not assigned to forward contracts to lower of cost or market	-	-
Loans held for sale, net	$228,686	$223,634

The Company’s servicing portfolio for third parties was approximately $1.7 billion and $1.4 billion at April 30, 2005 and 2004, respectively. These loans are owned by third parties and are not included in the assets of the Company. The aggregate principal balance of loans in the Company's servicing portfolio for outside parties at April 30, 2005 and 2004 was as follows:

	2005	2004
Mortgage loan portfolios serviced for:
FHLMC	$1,298,784	$989, 526
FNMA	395,009	410,498
IHDA	678	933
	$1,694,471	$1,400,957

The escrow funds are transferred to the sub-servicer and are not carried on the Company’s balance sheet. At April 30, 2005 and 2004, the sub-servicer maintained escrow balances of approximately $8.4 million and $6.5 million, respectively, for loans in the servicing portfolio. The value of the servicing rights is however included in the assets of the Company under the category of mortgage servicing rights, net.

Activity related to capitalized mortgage servicing rights and the related valuation allowance for the years ended April 30, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
Servicing rights:
Beginning of year	$16,438	$5,965	$1,509
Additions	10,358	13,164	5,172
Amortized	(3,651)	(2,691)	(716)
Balance at end of period	$23,145	$16,438	$5,965

Valuation Allowance:
Beginning of year	$-	$(1,229)	$(169)
Provision	(1,796)	-	(1,060)
Valuation allowance reversal	-	1,229	-
Balance at end of period	$(1,796)	$-	$(1,229)

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

The Company analyzes the mortgage servicing rights for impairment on a quarterly basis. The Company incurred an impairment of $1,796 in the quarter ended April 30, 2005. The provisions in fiscal 2005 and 2003 and reversal of the impairment charges incurred during the year ended April 30, 2004 were a result of this process. The value of the portfolio is estimated to be $21.3 million and $18.1 million at April 30, 2005 and 2004, respectively.

The following are the critical assumptions used by management to estimate the fair value:

	2005	2004	2003
Servicing cost per loan	$46.03	$40.98	$40.77
Weighted average discount rates	9.0%	9.8%	9.7%
Weighted average prepayment rates	11.7%	13.0%	32.5%

NOTE 5 - PREMISES AND EQUIPMENT

At April 30, 2005 and 2004, premises and equipment consisted of the following:
	2005	2004
Furniture and fixtures	$1,359	$1,013
Office equipment and premises	2,375	1,740
Autos	99	-
	3,833	2,753
Accumulated depreciation	(2,075)	(1,568)
	$1,758	$1,185

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

The following table reflects the amounts outstanding on these lines as if the Syndication was in place for the fiscal years ended April 30, 2005 and 2004:

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

	2005	2004
$110 million mortgage warehouse syndication led by a commercial bank; interest at the 30-day LIBOR plus a factor based on the profiles of the underlying loans; expiring August 28, 2005, with extension to $140 million through May 2, 2005.	$106,178	$100,099

$150 million mortgage warehouse credit facility at a commercial bank with an extension to $200 million through expiration; interest rate at the 30-day LIBOR plus a rate depending on the type of loan funded; expires August 25, 2005.	109,958	90, 285

$2.6 million mortgage warehouse credit facility at a commercial bank; interest rate is fixed at prime at the time of each advance; expires October 31, 2005.	2,353	1, 264

$35 million mortgage warehouse credit facility at a commercial entity; interest is a margin based on underlying collateral over the one-month LIBOR; expires August 31, 2005.	12,242	25, 871

	$230,731	$217,519

As it has historically, the Company expects to renew or extend its expiring credit facilities at levels appropriate for then current operations. After April 30, 2005, the $140 million facility has been increased to $185 million through expiration, which is August 28, 2005, the $200 million facility has been increased to $300 million through expiration, which is August 25, 2005, and the $35 million facility has been increased to $150 million through expiration, which is August 31, 2005.

The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth levels and maximum indebtedness to adjusted net worth ratios as defined in the respective agreements. The Company was in compliance or had obtained necessary waivers with all material aspects of these covenants as of April 30, 2005 and April 30, 2004.

NOTE 7 - NOTE PAYABLE

The Company had a short-term note payable with a commercial bank that expired February 12, 2004, at 2.08% interest secured by a certificate of deposit. The balance was paid in full at expiration.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has entered into a compensation agreement with First Fidelity Capital Markets, Inc. ("Fidelity") of which a member of the Board of Directors for the Company is a principal. The agreement provides for Fidelity to receive as compensation 10% of the net pretax earnings earned by any mortgage banking or other opportunity introduced by Fidelity to the Company. To date, the Company has entered into one mortgage banking transaction with an individual introduced to the Company by Fidelity. During the years ended April 30, 2005 and 2004, the Company paid $581, and $151, respectively, to Fidelity based on the pretax profits of the division managed by the individual introduced under this arrangement.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)
NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) defined contribution profit sharing plan, which covers substantially all employees that have attained the age of 18. Employee contributions are limited to the maximum contributions allowed by the IRS. The plan allows for Company matching contributions, at the discretion of the Company’s Board of Directors, of up to 15% of employee compensation. There was no employer matching contribution in the 2005, 2004 or 2003 fiscal years by the Company.

NOTE 10 - INCOME TAXES

The provision for income taxes consists of the following at April 30:

	2005	2004	2003
Current provision
Federal	$(1,724)	$(174)	$1,170
State	(42)	(24)	239
Deferred provision	2,686	3,384	1,812
	$920	$3,186	$3,221

The net deferred tax liability is comprised of the following at April 30:

	2005	2004
Deferred tax assets
Reserves	$177	$-
Other	54	-
Net operating loss	244	1,740
	475	1,740

Deferred tax liabilities
Depreciation	241	154
Loan origination costs	513	977
Mortgage servicing rights	8,287	6,381
Other	-	108
	9,041	7,620
Net deferred tax liability	$8,566	$5,880

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

The difference between the financial statement tax expense and amounts computed by applying the statutory federal rate of 34% to pretax income is reconciled as follows:

	2005	2004	2003

Statutory rate applied to income before taxes	$773	$2,707	$2,662
Add (deduct)
State tax, net	109	401	289
Effect of nondeductible expenses and other adjustments	38	78	270
Income tax expense	$920	$3,186	$3,221

NOTE 11 - COMMITMENTS

The Company has entered into various leases for office facilities and equipment, expiring in various years through 2010. Expenses for leased office facilities were $1,820 and $1,346 for 2005 and 2004, respectively. In addition to minimum lease payments, the Company is obligated to pay its share of building operating costs in excess of a base amount for certain leases. Future minimum lease payments are as follows:

2006	$2,419
2007	2,019
2008	1,631
2009	1,279
2010	593
Thereafter	-
Total minimum lease payments	$7,941

In the normal course of business, the Company is a party to financial instruments that are not reflected in the financial statements to meet the needs of its customers. These financial instruments include commitments to fund loans. At April 30, 2005 and 2004, the contract amount of these financial instruments is summarized as follows:

	2005	2004
Financial instruments whose contract amount represents credit risk:
Commitments to fund loans	$143,597	$122,163

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

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

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

The Company's actual capital amounts (adjusted for unacceptable assets as defined in the agreements) and the minimum amounts required for capital adequacy purposes, by investor, are as follows:

		Minimum
	Actual	Capital
	Capital	Requirement
As of April 30, 2005
HUD	$24,340	$1,000
GNMA	24,340	250
FHLMC	24,340	250
FNMA	24,340	1,040

As of April 30, 2004
HUD	$25,653	$1,000
GNMA	25,653	250
FHLMC	25,653	250
FNMA	25,653	1,071

NOTE 13 - STOCK OFFERING

On December 15, 2003, The Company completed its sale of 2,039,214 shares of common stock in an underwritten public offering. The public offering price was $6.67 per share. Net proceeds to the Company totaled approximately $12.1 million. Upon consummation of the offering, the Company had 5,964,143 common shares outstanding. The net proceeds of the offering are being used for general corporate purposes, including the implementation of the Company’s growth and business strategies. In connection with the offering, the Company granted to the underwriter of the offering a warrant to purchase 142,745 shares at an exercise price of $8.00 per share. The warrant expires December 15, 2007.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)
NOTE 14 - STOCK AWARDS

The United Financial Mortgage Corp. 2004 Stock Incentive Plan (the “2004 Plan”) was approved by shareholders at the Company’s annual meeting held September 8, 2004. A total of 400,000 shares of the Company’s Common Stock have been reserved for issuance under the 2004 Plan, which is a successor to the plan that expired in December of 2003. Of those, 248,000 are available for future grants as of April 30, 2005. The 2004 Plan provides for the grant of options, stock appreciation rights, restricted stock units, performance shares and other stock based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries and may or may not require the satisfaction of performance objectives. Stock options granted will generally have a 10-year life and will vest over 5 years. The 2004 Plan is administered by the Compensation and Human Resources Committee of the Board of Directors.

The 2004 Plan also provides for the issuance of restricted stock awards. During the quarter ended January 31, 2005, the Company granted an officer a restricted stock award of 10,000 shares. The award vests 20% each on the grant date and the first four anniversaries of the grant date. Such shares are subject to restrictions based on continued employment with the Company. Compensation expense attributable to this award was approximately $13 for the year ended April 30, 2005. Unearned compensation of approximately $37 was recorded as a reduction of stockholders' equity until earned and will be earned according to the vesting schedule of the award.

The following is a summary of stock option activity for the years ended April 30:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	433,100	$4.12	413,800	$3.67	220,500	$5.03
Granted	142,750	4.97	130,500	6.70	223,500	2.70
Exercised	(13,700)	1.71	(6,400)	2.41	(200)	2.70
Expired	(46,000)	6.50	(67,500)	6.50	-	-
Forfeited	(2,500)	5.71	(37,300)	4.10	(30,000)	6.50
Outstanding at end of year	513,650	4.20	433,100	4.12	413,800	3.67
Exercisable at end of year	235,610	3.60	186,480	3.93	148,000	4.91

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

The following is a summary of the exercise prices, the number of outstanding options, and the remaining contractual life of the outstanding options as of April 30, 2005:

Outstanding			Exercisable
		Remaining
Exercise		Contractual		Exercise
Price	Number	Life (in Years)	Number	Price
$ 1.10	25,000	1.31	20,000	$1.10
1.45	25,100	1.41	20,080	1.45
2.70	192,550	2.46	115,530	2.70
4.74	72,000	4.40	14,400	4.70
5.20	70,000	4.36	14,000	5.20
6.70	129,000	3.62	51,600	6.70
Total or weighted average	513,650	3.17	235,610	$3.60

NOTE 15 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per common share before the cumulative effect of a change in accounting principle and after the preferred stock dividend:

	2005	2004	2003
Numerator - Earnings
Net income for common shareholders	$1,316	$4,736	$4,571
Effect of dilutive securities	-	-	-
Numerator for basic and diluted earnings per common share	$1,316	$4,736	$4,571

Denominator - Average Shares Outstanding
Denominator for basic earnings per common share - weighted average shares	5,970	4,687	3,933
Diluted effect of assumed exercise of stock options	127	180	80
Denominator for diluted earnings per common share	6,097	4,867	4,013

Basic earnings per common share	$0.22	$1.01	$1.16
Diluted earnings per common share	$0.22	$0.97	$1.14

Warrants to purchase 142,745 shares of common stock at a price of $8.00 per share were outstanding at April 30, 2005 and 2004, respectively, but not included in the calculation of the diluted earnings per share because the warrant price was greater than the average market price of the common stock and, therefore, anti-dilutive. Additionally, at April 30, 2003, warrants to purchase 80,000 shares of common stock at $7.80 per share were outstanding but were not included in the calculation of diluted earnings per share because the option exercise price was greater than the average market price of the common stock and was therefore anti-dilutive. These warrants expired unexercised in May 2003.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

Employee stock options for shares of common stock which were outstanding but not included in the calculation of diluted earnings per share because the option price was greater than the average market price of the common stock and, therefore, anti-dilutive were as follows:

	2005	2004	2003

Options excluded from calculation	199,000	-	128,000
Range of prices of excluded options	$5.20-$6.70	-	$6.50

NOTE 16 - DERIVATIVES

Derivatives such as forward contracts and rate lock commitments are used in the ordinary course of business. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date and are used to manage interest rate risk on loan commitments and loans held for sale. Rate lock commitments are commitments to fund loans at a specific rate. The derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts, fair values, and carrying amounts of these derivatives are as follows at April 30, 2005 and 2004:

	2005	2004
Forward contracts
Notional amount	$226,635	$147,236
Fair value	(968)	2,897
Carrying amount	(968)	2,897

Rate lock commitments
Notional amount	$143,597	$122,163
Fair value	766	(210)
Carrying amount	766	(210)

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

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

Certain forward contracts are designated as fair value hedges of loans held for sale. Accordingly, these forward contracts and the hedged loans held for sale are carried at fair value in offsetting amounts. At April 30, 2005 and 2004, loans held for sale with a notional amount of approximately $99.0 million and $102.6 million, respectively, were designated as a part of the fair value hedge. The fair value of these loans approximated $100.5 million and $100.2 million as of April 30, 2005 and 2004, respectively. The remaining forward contracts and rate lock commitments are not designated as hedges and are carried at fair value. The net gain or loss on all derivative activity is included as a component of gain on sale of loans, net.

The following table reflects the net gain or loss recorded on all derivative activity, the portion of this net gain or loss attributable to the ineffective portion of fair value hedges, and the portion of gain or loss attributable to derivatives that are not included in fair value hedges for the years ended April 30, 2005 and 2004:

	2005	2004	2003
Net gain/(loss) recognized in earnings	$948	$372	$(597)
Ineffective portion of hedge	-	-	-
Gain/(loss) from derivatives excluded from hedges	$948	$372	$(597)

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments were as follows at April 30 (in thousands):

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$17,634	$17,634	$12,901	$12,901
Restricted cash	1,855	1,855	1,388	1,388
Certificates of deposit	-	-	434	434
Loans held for sale	228,686	229,554	223,634	224,294
Forward contracts	-	-	2,897	2,897
Rate lock commitments	766	766	-	-

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities
Warehouse lines of credit	$230,731	$230,731	$217,519	$217,519
Forward contracts	968	968	-	-
Rate lock commitments	-	-	210	210

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, restricted cash, certificates of deposit, notes receivable, warehouse lines of credit, accrued interest payable, and note payable. Fair value of loans held for sale is based on market quotes. Derivatives include forward contracts and rate lock commitments. Forward commitments are valued at the amount payable or receivable to/from the counterparty to settle contracts. The fair value of commitments to fund loans (rate lock commitments) is determined as described in Note 1 under “Loans Held for Sale and Related Derivatives”.

NOTE 18 - REINSURANCE AGREEMENTS

The Company has entered into various agreements from 2001 to 2003 with four insurance companies to share in the risk of loss on certain mortgage loans that require primary mortgage insurance (“PMI”). The agreements cover periods after the contract dates, and do not include retroactive reinsurance. The term of the coverage for each loan is limited to ten years. The agreements make the Company responsible for a portion of the losses incurred on loans designated for these agreements and in return, the Company receives 25% of the PMI premiums collected. The Company is responsible for any claims made on the loans that are designated as part of the agreements that fall between five and ten percent of the unpaid principal of loans for each calendar year loans were designated for the plan. The insurance companies are responsible for claims paid up to five percent and over ten percent of the unpaid principal balance. The Company is also required to pay various fees related to the management of the program. The Company recognizes revenue and expenses as the premiums are earned and management fees are incurred, and records a liability for any probable and estimable losses that are expected to be incurred. Premiums are paid monthly by the mortgagees during the coverage period, and premium revenue is recognized when received. A claims liability is estimated based on claims reported and using current and historical PMI loss experience of the Company to estimate claims incurred but not reported.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

As part of the agreements, the Company is required to deposit 10% of insured risk and all premiums earned into a trust account until it has accumulated enough reserves as defined by the agreements. The Company is required to maintain deposit reserves in the trust account equal to 102% of the greater of either, 50% of any premiums earned, 20% of the portion of potential claims that the Company may be responsible for (reinsurance risk assumed), or 100% of the remaining losses the Company is contractually obligated to pay. The Company’s liability is limited to the amount in the trust account plus any premiums not yet remitted by the insurance company. Funds in the trust accounts not used to pay claims are disbursed to the Company. To date, the Company has not received any disbursements from the trust accounts under its agreements. The term for the coverage is ten years, but may be less as loans pre-pay or are otherwise removed from coverage. At this time, management does not believe that any losses have been incurred under these agreements based on claims reported and historical claims rates for all loans originated, and no liability has been recorded. Management periodically reviews its actual mortgage insurance claims both on an overall basis and on the loans specifically allocated to participate in the reinsurance agreements. Historically, claims have not exceeded the threshold that would require the Company to be responsible for any claims and claims paid by the PMI companies to date under the agreements have been nominal. In the event the loss development history changes in the future, the Company would record the liability as a current period charge to earnings.

The following table provides information regarding the reinsurance agreements at April 30:

	2005	2004
Amount of claims payable prior to responsibility	$5,323	$4,868
Reinsurance risk assumed by UFMC	5,323	4,868
Claims Paid to date	198	144
Trust account balance plus unremitted premiums	1,205	921
Premium revenue earned	228	229

NOTE 19 - ACQUISITIONS

During the quarter ended January 31, 2005, the Company completed the acquisition of California based PlusFunding.com, Inc. (“PlusFunding”) which is a privately-held retail originator of residential mortgage loans that acts as both a mortgage banker and broker and has served the San Diego area since 2000. Plus Funding has approximately 70 full-time employees and operates five branches in southern California and one in Nevada. The purchase price for the acquisition was book value as of the closing date plus an earnout based upon the realization of certain earnings targets. If those targets are not met, the payments decrease and conversely, if they are exceeded, the purchase price payments are adjusted upward. The Company has paid approximately $487 to date related to this acquisition. Pro forma information has not been provided as the results of the operations of PlusFunding in total are not material to the overall net income of the Company.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

On August 31, 2004, the Company acquired the operations of Vision Mortgage Group, Inc. (“VMG”). VMG’s operations consist of retail mortgage banking activities primarily in the Rockford, Illinois and Tacoma, Washington areas. VMG employs approximately 50 full-time employees and operates six branches in Illinois and Washington. The acquisition of these offices strengthens the Company’s position in the northwestern United States as well as northwest Illinois and increases the Company’s overall position in retail originations. The purchase price for the acquisition is based on the August 31, 2004 equity of VMG plus an earnout of approximately $788 payable 25% at closing and annually thereafter upon the realization of certain earnings targets. If those targets are not met, the payments decrease and conversely, if they are exceeded, the purchase price payments are adjusted upward. In accordance with the acquisition agreement, the Company has paid $388 to date related to this acquisition. Pro forma information has not been provided as the results of the operations of VMG in total are not material to the overall net income of the Company. The following table summarizes the purchase price allocation of the VMG and PlusFunding acquisitions as of the respective acquisition dates:

	VMG	PlusFunding
Cash and cash equivalents	$185	$105
Accounts receivable	65	216
Loans held for sale	2,572	2,847
Premises improvements and equipment	114	167
Other assets	18	122
Goodwill	244	264
Warehouse lines of credit	(2,569)	(2,847)
Note payable	-	(71)
Accrued expenses and other liabilities	(241)	(316)

NOTE 20 - QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth certain quarterly information for the years ended April 30, 2005 and 2004. This information, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information.
	Fiscal year ended April 30, 2005
	First	Second	Third	Fourth (1)
	Quarter	Quarter	Quarter	Quarter
Net revenues	$15,349	$17,977	$23,250	$19,106
Income before income taxes	1,531	1,610	1,570	(2,437)
Net income	918	966	942	(1,472)
Basic earnings per share	$0.15	$0.16	$0.16	$(0.25)
Diluted earnings per share	$0.15	$0.16	$0.15	$(0.24)

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS
(Dollars in Thousands)

	Fiscal year ended April 30, 2004
	First	Second	Third(2)	Fourth(2)
	Quarter	Quarter	Quarter	Quarter
Net revenues	$22,436	$17,134	$12,686	$17,898
Income before income taxes	2,982	2,210	1,063	1,706
Net income	1,789	1,323	638	986
Basic earnings per share	$0.46	$0.34	$0.13	$0.17
Diluted earnings per share	$0.43	$0.32	$0.12	$0.16

(1) The fourth quarter results in 2005 were impacted by two major events. The Company recorded a $1.8 million impairment on its mortgage servicing rights asset due to high prepayment speeds and interest rates which were flat to down for the period thus making the marketability of the portfolio at April 30, 2005 more limited than in prior periods. Additionally, the fourth quarter was the first full quarter of increases to its cost of funds due to LIBOR increasing steadily in the last two quarters of the year thus increasing the Company’s interest expense.

(2) In December, 2004, the Company issued approximately 2 million shares in a public stock offering which caused the earnings per share for those quarters to be impacted significantly.

NOTE 21 - SUBSEQUENT EVENT

The Company announced that on May 4, 2005, it signed a definitive agreement with Dallas, Texas-based AmPro Mortgage Corporation ("AmPro") pursuant to which UFM agreed to acquire AmPro's eight prime wholesale production offices and AmPro's Phoenix, Arizona, operations center. The transaction will be completed once certain customary closing conditions have been satisfied, including the receipt by UFM of certain state licenses necessary to operate the acquired offices and to continue to operate the wholesale origination division.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

During the fourth fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

ITEM 9B. Other Information.

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The Company hereby incorporates by reference the information called for by Item 10 of this Form 10-K from the sections entitled “Election of Directors-The Nominees,” "Election of Directors - Compliance with Section 16(a) of the Securities Act of1934" and "Corporate Governance and the Board of Directors - Code of Ethics" of the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation.

The Company hereby incorporates by reference the information called for by Item 11 of this Form 10-K from the sections entitled “Executive Compensation,” "Report of the Compensation and Human Resources Committee on Executive Compensation" and "Stock Performance Presentation" of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company hereby incorporates by reference the information called for by Item 12 of this Form 10-K from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The table below sets forth the following information as of April 30, 2005 for (i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b)	the weighted-average exercise price of such outstanding options, warrants and rights; and

(c)	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	142,000	$4.97	248,000
Equity compensation plans not approved by security holders	371,650	$3.90	-
Total	513,650	$4.20	248,000

In connection with our public offering of shares in January 2004, we granted to the underwriter of the offering a warrant to purchase 142,745 shares at an exercise price of $8.00 per share. The warrant expires December 15, 2007.

ITEM 13. Certain Relationships and Related Transactions.

The Company hereby incorporates by reference the information called for by Item 13 of this Form 10-K from the section entitled “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 14. Principal Accounting Fees and Services

The Company hereby incorporates by reference the information called for by Item 14 of this Form 10-K from the section entitled “Accounting Fees and Service” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 15. Exhibits, Financial Statement Schedules.

The following Financial Statements of United Financial Mortgage Corp. and the Reports of Independent Registered Public Accounting Firm are included herein beginning on page [32].

(a)(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm — Crowe Chizek and Company LLC
Balance Sheets as of April 30, 2005 and 2004
Statements of Income for the years ended April 30 2005, 2004 and 2003
Statements of Shareholders’ Equity for the years ended April 30 2005, 2004 and 2003
Statements of Cash Flows for the years ended 2005, 2004 and 2003
Notes to the Financial Statements

(2) Exhibits
  An “Index to Exhibits” has been filed as part of this report immediately following the signature page and is incorporated herein by this reference.

INDEX TO EXHIBITS

Number	Exhibit Name

3.1
Amended and Restated Articles of Incorporation of United Financial Mortgage Corp. as amended (filed as exhibit to the Company’s Registration Statement on Form SB-2 filed on May 14, 1997 and incorporated herein by reference).

3.2(i)	Bylaws of United Financial Mortgage Corp. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A filed on September 17, 2004 and incorporated herein by reference).

3.2(ii)	Amendment to Bylaws of United Financial Mortgage Corp. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A filed on September 17, 2004 and incorporated herein by reference).

4.1	Underwriter’s Warrant, dated December 15, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on March 16, 2004 incorporated herein by reference).

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	United Financial Mortgage Corp.

Date:	By:	/S/ Steve Y. Khoshabe
Steve Y. Khoshabe, President
and Chief Executive Officer

By:	/S/ Robert L. Hiatt
Robert L. Hiatt, Chief Financial Officer

Dated:	July 29, 2005

Directors:	By:	/S/ Joseph Khoshabe
Joseph Khoshabe,
Chairman and Director

By:	/S/ John A. Clark
John A. Clark, Director

By:	/S/ Anthony Schweiger
Anthony Schweiger, Director

By:	/S/ James Zuhlke
James Zuhlke, Director

By:	/S/ Elliot Jacobs
Elliot Jacobs, Director

By:	/S/ Robert S. Luce
Robert S. Luce,
Secretary and Director