Form 10-K/A
period 2005-04-30
UNITED FINANCIAL MORTGAGE CORP
filed 2005-08-15
CIK 916823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

On July 29, 2005, United Financial Mortgage Corp. (the "Company") filed its Annual Report on Form 10-K for its fiscal year ended April 30, 2005 (the "2005 Form 10-K"). The purpose of this amendment on Form 10-K/A is to (i) correct the approximate number of stockholders of the Company in ITEM 5 from 300 to 1,200 and (ii) include a corrected Index to Exhibits to include exhibit numbers 10.1 through 10.42, which were inadvertently omitted from the 2005 Form 10-K. No other amendments or changes were made to the 2005 Form 10-K, which is set forth herein in its entirety.

UNITED FINANCIAL MORTGAGE CORP.

Form 10-K/A Annual Report

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced trading on the NASDAQ SmallCap Market under the symbol “UFMC” on May 18, 2005. Our common stock previously traded on the American Stock Exchange, or AMEX, under the symbol “UFM” from September 9, 2002 through May 17, 2005. We had approximately 1,200 stockholders as of July 25, 2005, of which approximately 150 were stockholders of record.

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

ITEM 9B. Other Information.

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The Company hereby incorporates by reference the information called for by Item 10 of this Form 10-K/A from the sections entitled “Election of Directors-The Nominees,” "Election of Directors - Compliance with Section 16(a) of the Securities Act of1934" and "Corporate Governance and the Board of Directors - Code of Ethics" of the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation.

The Company hereby incorporates by reference the information called for by Item 11 of this Form 10-K/A from the sections entitled “Executive Compensation,” "Report of the Compensation and Human Resources Committee on Executive Compensation" and "Stock Performance Presentation" of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company hereby incorporates by reference the information called for by Item 12 of this Form 10-K/A from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

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

ITEM 13. Certain Relationships and Related Transactions.

The Company hereby incorporates by reference the information called for by Item 13 of this Form 10-K/A from the section entitled “Certain Relationships and Related Transactions” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 14. Principal Accounting Fees and Services

The Company hereby incorporates by reference the information called for by Item 14 of this Form 10-K/A from the section entitled “Accounting Fees and Service” of the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 15. Exhibits, Financial Statement Schedules.

The following Financial Statements of United Financial Mortgage Corp. and the Reports of Independent Registered Public Accounting Firm are included herein beginning on page [32].

(1) Consolidated Financial Statements:

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

3.2(i)	Bylaws of United Financial Mortgage Corp. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A filed on September 17, 2004 and incorporated herein by reference).

3.2(ii)	Amendment to Bylaws of United Financial Mortgage Corp. (filed as an exhibit to the Company’s Quarterly Report on Form 10-Q/A filed on September 17, 2004 and incorporated herein by reference).

4.1	Underwriter’s Warrant, dated December 15, 2003 (filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on March 16, 2004 incorporated herein by reference).

10.1	Joseph Khoshabe Employment Agreement, dated as of August 1, 2003.†

10.2	Steve Y. Khoshabe Employment Agreement, dated as of August 1, 2003.†

10.3	Letter Agreement, dated July 23, 2002, between First Fidelity Capital Markets, Inc. and United Financial Mortgage Corp.†

10.4	Letter Agreement, dated June 1, 2003, between United Financial Mortgage Corp. and SRJC, Inc.†

10.5	Amended and Restated Warehousing Credit Agreement, dated August 1, 2003.†

10.6	Master Repurchase Agreement, dated August 29, 2001.†

10.7	Amendment No. 1 to Master Repurchase Agreement, dated August 28, 2002.†

10.8	Amendment No. 2 to Master Repurchase Agreement, dated September 3, 2002.†

10.9	Amendment No. 3 to Master Repurchase Agreement, dated September 26, 2002.†

10.10	Amendment No. 4 to Master Repurchase Agreement, dated October 1, 2002.†

10.11	Amendment No. 5 to Master Repurchase Agreement, dated December 2, 2002.†

10.12	Amendment No. 6 to Master Repurchase Agreement, dated January 30, 2003.†

10.13	Amendment No. 7 to Master Repurchase Agreement, dated March 15, 2003.†

10.14	Amendment No. 8 to Master Repurchase Agreement, dated May 30, 2003.†

10.15	Amendment No. 9 to Master Repurchase Agreement, dated July 16, 2003.†

10.16	Amendment No. 10 to Master Repurchase Agreement, dated July 23, 2003.†

10.17	Amendment No. 11 to Master Repurchase Agreement, dated August 27, 2003.†

10.18	Agreement of Lease (Oakbrook Facility).†

10.19	First Amendment to Amended and Restated Warehousing Credit Agreement, dated October 31, 2003.†

10.20	Third Amendment to Amended and Restated Warehousing Credit Agreement, dated December 19, 2003.*

10.21	Amendment No. 13 to Master Repurchase Agreement, dated February 2, 2004.*

10.22	Amendment No. 1 to Early Purchase Program Addendum to Loan Purchase Agreement.*

10.23	Amendment No. 14 to Master Repurchase Agreement, dated March 31, 2004.

10.24	Fourth Amendment to Amended and Restated Warehousing Credit Agreement, dated April 9, 2004.

10.25	Fifth Amendment to Amended and Restated Warehousing Credit Agreement, dated April 15, 2004.

10.26	Sixth Amendment to Amended and Restated Warehousing Credit Agreement, dated April 22, 2004.

10.27	Amendment No. 15 to Master Repurchase Agreement, dated April 22, 2004.

10.28	United Financial Mortgage Corp. 2004 Stock Incentive Plan (filed as an exhibit to the Company’s Proxy Statement on Schedule 14A filed on August 17, 2004 and incorporated herein by reference).

10.29	Amendment No. 16 to Master Repurchase Agreement, dated May 11 2004 (filed as an exhibit to the Company’s 10-Q/A filed on September 17, 2004 and incorporated herein by reference).

10.30	Amendment No. 17 to Master Repurchase Agreement, dated August 24, 2004 (filed as an exhibit to the Company’s 10-Q/A filed on September 17, 2004 and incorporated herein by reference).

10.31
Seventh Amendment to Amended and Restated Warehousing Credit Agreement, dated August 29, 2004 (filed as an exhibit to the Company’s 10-Q/A filed on September 17, 2004 and incorporated herein by reference).

10.32
Eighth Amendment to Amended and Restated Warehousing Credit Agreement, Dated September 21, 2004 (filed as an exhibit to the Company’s 10-Q filed on December 15, 2004 and incorporated herein by reference).

10.33
Ninth Amendment to Amended and Restated Warehousing Credit Agreement, Dated September 30, 2004 (filed as an exhibit to the Company’s 10-Q filed on December 15, 2004 and incorporated herein by reference).

10.34
Tenth Amendment to Amended and Restated Warehousing Credit Agreement, Dated September 30, 2004 (filed as an exhibit to the Company’s 10-Q filed on December 15, 2004 and incorporated herein by reference).

10.35	Amendment No. 18 to Master Repurchase Agreement, dated October 26, 2004 (filed as an exhibit to the Company’s 10-Q filed on December 15, 2004 and incorporated herein by reference).

10.36
Amendment No. 7 to the Early Purchase Program Addendum to Loan Purchase Agreement dated November 8, 2004 (filed as an exhibit to the Company’s 10-Q filed on December 15, 2004 and incorporated herein by reference).

10.37
Amendment No. 8 to the Early Purchase Program Addendum to Loan Purchase Agreement dated November 22, 2004 (filed as an exhibit to the Company’s 10-Q filed on December 15, 2004 and incorporated herein by reference).

10.38
Eleventh Amendment to Amended and Restated Warehousing Credit Agreement, dated December 27, 2004 (filed as an exhibit to the Company’s 10-Q filed on March 17, 2005 and incorporated herein by reference).

10.39	Twelfth Amendment to Amended and Restated Warehousing Credit Agreement, dated March 1, 2005 (filed as an exhibit to the Company’s 10-Q filed on March 17, 2005 and incorporated herein by reference).

10.40	Amendment No. 19 to Master Repurchase Agreement, dated December 31, 2004 (filed as an exhibit to the Company’s 10-Q filed on March 17, 2005 and incorporated herein by reference).

10.41	Restricted Stock Agreement between United Financial Mortgage Corp. and
Steve Khoshabe (filed as an exhibit to the Company’s 10-Q filed on March 17, 2005 and incorporated herein by reference).

10.42	Form of Restricted Stock Agreement (filed as an exhibit to the Company’s 10-Q filed on March 17, 2005 and incorporated herein by reference).

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	United Financial Mortgage Corp.

	By:	/S/ Steve Y. Khoshabe
Steve Y. Khoshabe, President
and Chief Executive Officer

By:	/S/ Robert L. Hiatt
Robert L. Hiatt,
Chief Financial Officer

Dated:	August 12, 2005

Directors:	By:	/S/ Joseph Khoshabe
Joseph Khoshabe,
Chairman and Director

By:	/S/ John A. Clark
John A. Clark, Director

By:	/S/ Anthony Schweiger
Anthony Schweiger, Director

By:	/S/ James Zuhlke
James Zuhlke, Director

By:	/S/ Elliot Jacobs
Elliot Jacobs, Director

By:	/S/ Robert S. Luce
Robert S. Luce,
Secretary and Director