Form 10-Q
period 2005-07-31
UNITED FINANCIAL MORTGAGE CORP
filed 2005-09-14
CIK 916823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended July 31, 2005

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒ No.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐  Yes    ☐  No.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer’s class of common stock as of the latest practicable date.

20,000,000 shares of Common Stock, no par value, were authorized, and 6,216,343 shares of Common Stock were issued and outstanding, as of September 12, 2005.

UNITED FINANCIAL MORTGAGE CORP.

  Form 10-Q Quarterly Report

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document contains, and future oral and written statements may contain, forward-looking statements within the meaning of such term in the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, results of operations, plans, objectives and future performance. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of our management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy, including the completion and integration of acquisitions;

•	our proposed merger transaction with ARH Mortgage, Inc. and the Airlie Opportunity Master Fund, Ltd.;

•	statements regarding interest rates and yield spreads;

•	our understanding of our competition;

•	market trends;

•	assumptions regarding our retained mortgage servicing rights; and

•	projected sources and uses of funds from operations.

These forward-looking statements are subject to various risks and uncertainties, including those related to:

•	the ability to obtain the approvals, and to satisfy the conditions necessary to consummate our proposed merger and the related transactions;

•	changes in demand for mortgage loans due to fluctuations in the real estate market, interest rates or the market in which we sell our mortgage loans;

•	our access to funding sources and our ability to renew, replace or add to our existing credit facilities on terms comparable to the current terms;

•	assumptions underlying the value of our retained mortgage servicing rights;

•	the negative impact of economic slowdowns or recessions;

•	management's ability to manage our growth and planned expansion;

•	unexpected difficulties in integrating or operating newly acquired businesses;

•	the effect of the competitive pressures from other lenders or suppliers of credit in our market;

•	changes in government regulations that affect our business;

•	our ability to expand origination volume while reducing overhead;

•	the impact and effects of ongoing litigation;

•	the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market; and

•	our inability to manage the risks associated with the foregoing as well as anticipated.

ii

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning our company and its business, including other factors that could materially affect our financial results, is included in our filings with the Securities and Exchange Commission.

iii

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

UNITED FINANCIAL MORTGAGE CORP.
Balance Sheets
(Dollars in thousands)

	July 31, 2005	April 30, 2005
ASSETS	(Unaudited)
Cash and due from financial institutions	$2,174	$453
Interest-bearing deposits in financial institutions	2,091	17,181
Total cash and cash equivalents	4,265	17,634
Restricted cash	2,404	1,855
Loans held for sale	599,626	228,686
Mortgage servicing rights, net	19,761	21,349
Premises and equipment, net	5,927	1,758
Goodwill	1,084	1,084
Prepaid expenses and other assets	5,998	3,870

Total assets	$639,065	$276,236

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Warehouse lines of credit	$584,363	$230,731
Accrued expenses and other liabilities	22,536	14,484
Total liabilities	606,899	245,215

Shareholders' equity
Preferred stock, 5,000,000 authorized, no par value, Series A shares, 63 issued and outstanding at July 31, 2005 and April 30, 2005 (aggregate liquidation preference of $315)	315	315
Common stock, no par value, 20,000,000 shares authorized, 6,216,343 and 6,164,543 shares issued at July 31, 2005 and at April 30, 2005, respectively	18,964	18,760
Retained earnings	13,376	12,305
Unearned stock compensation	(167)	(37)
Treasury stock, 176,700 shares at July 31, 2005 and April 30, 2005, at cost	(322)	(322)

Total shareholders’ equity	32,166	31,021

Total liabilities and shareholders’ equity	$639,065	$276,236

See accompanying notes to the unaudited financial statements.

UNITED FINANCIAL MORTGAGE CORP.
Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended July 31,
	2005	2004
Revenues
Gain on sale of loans, net	$30,981	$12,968
Loan servicing income, net	965	783
Mortgage servicing rights valuation adjustment	(666)	—
Amortization of mortgage servicing rights	(1,440)	(682)
Interest income	6,407	2,441
Other income	66	50
Total revenues	36,313	15,560

Expenses
Salaries and commissions	23,447	9,829
Selling and administrative	6,363	3,112
Interest expense	4,410	1,011
Depreciation	306	77
Total expenses	34,526	14,029

Income before income taxes	1,787	1,531

Income taxes	716	613

Net income	$1,071	$918

Basic earnings per common share	$0.18	$0.15

Diluted earnings per common share	$0.18	$0.15
See accompanying notes to the unaudited financial statements.

UNITED FINANCIAL MORTGAGE CORP.
Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended July 31,
	2005	2004
Cash flows from operating activities
Net income	$1,071	$918
Adjustments to reconcile net income to net cash from operating activities
Depreciation	306	77
Amortization of mortgage servicing rights	1,440	682
Mortgage servicing rights valuation adjustment	666	—
Equity compensation	39	—
Gain on sale of loans	(30,981)	(12,286)
Origination of mortgage loans held for sale	(1,610,995)	(471,952)
Proceeds from sale of mortgage loans held for sale	1,270,519	545,108
Change in prepaid expenses and other assets	(2,128)	(503)
Change in accrued expenses and other liabilities	5,241	(1,709)
Net cash from operating activities	(364,822)	60,335

Cash flows from investing activities
Acquisitions	(1,366)	—
Net change in certificates of deposit	—	(3)
Change in restricted cash	(549)	(129)
Purchase of premises improvements and equipment, net	(298)	(70)
Net cash from investing activities	(2,213)	(202)

Cash flows from financing activities
Issuance of common stock	34	—
Changes in warehouse lines of credit, net	353,632	(61,902)
Net cash from financing activities	353,666	(61,902)

Change in cash and cash equivalents	(13,369)	(1,769)

Cash and cash equivalents at beginning of period	17,634	12,901

Cash and cash equivalents at end of period	$4,265	$11,132

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

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended April 30, 2005. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. Operating results for the three-month period ended July 31, 2005 are not necessarily indicative of the results that might be expected for the 12 months ending April 30, 2006. Unless otherwise indicated, all dollar references are in thousands, except per share data.

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

Income and Expense Recognition

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

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Our pro forma information is as follows:

	Three months ended July 31,
	2005	2004
Net income, as reported	$1,071	$918
Deduct: Stock-based compensation expense determined under fair value based method	43	37

Pro forma net income	$1,038	$881

Basic earnings per common share as reported	$0.18	$0.15
Pro forma basic common earnings per share	$0.17	$0.14
Diluted earnings per common share as reported	$0.18	$0.15
Pro forma diluted earnings per common share	$0.17	$0.14

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The effect of the adoption on the results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so it cannot currently be predicted beyond the options which are currently unvested today. Existing options that will vest after the adoption date are expected to result in additional compensation expense of approximately $150,000 for the fiscal year ended April 30, 2007, $110,000 for the fiscal year ended April 30, 2008, and $20,000 for the fiscal year ended April 30, 2009.

Reclassifications and Presentation

Certain prior period amounts have been reclassified to conform to the current presentation.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - MORTGAGE LOANS SERVICED AND LOANS HELD FOR SALE

The Company sells mortgage loans to secondary market investors (“Investor(s)”). These loans can be sold in one of two ways, servicing released or servicing retained. If a loan is sold servicing released, the Company has sold all the rights to the loan and the associated servicing rights. If a loan is sold servicing retained, the Company has sold the loan and kept the servicing rights, and thus the Company is responsible for collecting monthly principal and interest payments and performing certain escrow services for the Investor. The Investor, in turn, pays an annual fee for these services. The Company performs these servicing activities through what is referred to as a sub-servicer arrangement. The sub-servicer collects the monthly principal and interest payments and performs the escrow services for the Investor on behalf of the Company. The Company pays the sub-servicer a fee for these services. Servicing revenue is reported net of sub-servicer fees. At July 31, 2005 and April 30, 2005, the Company had the following loans held for sale:

	July 31, 2005	April 30, 2005
Loans held for sale	$599,626	$228,686
Less: Allowance to adjust loans not assigned to forward contracts to lower of cost or market	—	—
Loans held for sale, net	$599,626	$228,686

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

The Company’s servicing portfolio for third parties was approximately $1.6 billion and $1.7 billion at July 31, 2005 and April 30, 2005, respectively. These loans are owned by third parties and are not included in the assets of the Company. The aggregate principal balance of loans in the Company's servicing portfolio for outside parties was as follows:

	July 31, 2005	April 30, 2005
Mortgage loan portfolios serviced for:
FHLMC	$1,257,621	$1,298,784
FNMA	361,582	395,009
Other	—	678
	$1,619,203	$1,694,471

The escrow funds are transferred to the sub-servicer and are not carried on the Company’s balance sheet. At July 31, 2005 and April 30, 2005, the sub-servicer maintained escrow balances of approximately $9.7 million and $8.4 million, respectively, for loans in the servicing portfolio. The value of the servicing rights is however included in the assets of the Company under the category of mortgage servicing rights, net.

Activity related to capitalized mortgage servicing rights and the related valuation allowance for the three months ended July 31, 2005 and the year ended April 30, 2005 is summarized as follows:

	July 31, 2005	April 30, 2005
Servicing rights:
Beginning of period	$23,145	$16,438
Additions	518	10,358
Amortized	(1,440)	(3,651)
Balance at end of period	$22,223	$23,145

Valuation Allowance:
Beginning of period	$(1,796)	$—
Provision	(666)	(1,796)
Valuation allowance reversal	—	—
Balance at end of period	$(2,462)	$(1,796)

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

The Company analyzes the mortgage servicing rights for impairment on a quarterly basis. During the fourth quarter of the fiscal year ended April 30, 2005 the Company recorded an impairment charge of $1,796 as a result of this process. During the first quarter of the fiscal year ending April 30, 2006 the Company recorded an additional provision for impairment of $666 as a result of this process as the fair value of the mortgage servicing rights approximates $19.8 million. During the first quarter of the fiscal year ended July 31, 2004 there was no impairment charge recorded as the fair value of the mortgage servicing rights exceeded the carrying amount. The following are the critical assumptions used by Management to estimate the fair value:

	July 31, 2005	April 30, 2005
Servicing cost per loan	$46.03	$46.03
Weighted average discount rates	9.0%	8.7%
Weighted average prepayment rates	11.7%	11.7%

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

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

The following table reflects the amounts outstanding on these lines. As it has historically, the Company expects to renew or extend its expiring credit facilities at levels appropriate for then current operations.

	July 31, 2005	April 30, 2005
$175 million mortgage warehouse syndication led by a commercial bank; interest at the 30-day LIBOR plus a factor based on the profiles of the underlying loans; expiring August 28, 2006.	$145,534	$106,178
$400 million mortgage warehouse credit facility at a commercial bank; interest rate at the 30-day LIBOR plus a rate depending on the type of loan funded; expires August 25, 2006.	328,803	109,958
$2.6 million mortgage warehouse credit facility at a commercial bank; interest rate is fixed at prime at the time of each advance; expires October 31, 2005.	1,716	2,353
$150 million mortgage warehouse credit facility at a commercial entity; interest is a margin based on underlying collateral over the one-month LIBOR; expires August 31, 2006.	108,310	12,242
	$584,363	$230,731

The warehouse lines of credit contain certain restrictive covenants that require the Company to maintain certain minimum net worth levels and maximum indebtedness to adjusted net worth ratios as defined in the respective agreements. The Company was in compliance or had obtained necessary waivers with all material aspects of these covenants as of July 31, 2005 and April 30, 2005.

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - EARNINGS PER SHARE

The following summarizes the computation of basic and diluted earnings per share:

	Three months ended July 31,
	2005	2004
Numerator - Earnings
Net income for common shareholders	$1,071	$918
Effect of dilutive securities	—	—
Numerator for basic and diluted earnings per common share	$1,071	$918

Denominator - Average Shares Outstanding
Denominator for basic earnings per common share - weighted average shares	6,018	5,964
Diluted effect of assumed exercise of stock options	101	142
Denominator for diluted earnings per common share	6,119	6,106

Basic earnings per common share	$0.18	$0.15
Diluted earnings per common share	$0.18	$0.15

For the three months ended July 31, 2005 and 2004, warrants to purchase 142,745 shares of common stock at a price of $8.00 per share were outstanding but not included in the calculation of the diluted earnings per share because the warrant price was greater than the average market price of the common stock and, therefore, anti-dilutive. Employee stock options for shares of common stock which were outstanding but not included in the calculation of diluted earnings per share because the option price was greater than the average market price of the common stock and, therefore, anti-dilutive were as follows:

	Three months ended July 31,
	2005	2004
Options excluded from calculation	271,750	176,500
Range of prices of excluded options	$4.74-$6.70	$6.50-$6.70

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 - EQUITY COMPENSATION

In the quarter ended July 31, 2005, no new options were granted and options for 13,800 shares were exercised at a weighted average exercise price of $2.42. There were no options granted or exercised during the three months ended July 31, 2004.

In the three-month periods ended July 31, 2005 and 2004, there were 4,000 and 1,000 stock options forfeited, respectively. Total stock options outstanding were 495,850 and 432,100 at July 31, 2005 and 2004, respectively, with exercise prices ranging between $1.10 and $6.70 per share in each period.

In June, 2005, 38,000 shares of restricted stock were granted to members of the Board of Directors and the Chief Executive Officer which vest 20% at the grant date and on each of the next four anniversaries of that date. Approximately $37 of compensation expense was recognized in the three months ended July 31, 2005 and unearned compensation of $132 was included as a reduction of stockholders’ equity at July 31, 2005 and will be earned according to the vesting schedule of the award.

NOTE 6 - DERIVATIVES

Derivatives such as forward contracts and rate lock commitments are used in the ordinary course of business. Forward contracts represent future commitments to deliver securities and whole loans at a specified price and date and are used to manage interest rate risk on loan commitments and loans held for sale. Rate lock commitments are commitments to fund loans at a specific rate. The derivatives involve the underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Derivative instruments are used only for risk management purposes and not for speculation or trading. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid. The approximate notional amounts, fair values, and carrying amounts of these derivatives are as follows at July 31, 2005 and 2004:

	July 31, 2005	April 30, 2005
Forward contracts
Notional amount	$414,016	$226,635
Fair value	2,607	(968)
Carrying amount	2,607	(968)

Rate lock commitments
Notional amount	$334,004	$143,597
Fair value	108	766
Carrying amount	108	766

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

Certain forward contracts are designated as fair value hedges of loans held for sale. Accordingly, these forward contracts and the hedged loans held for sale are carried at fair value in offsetting amounts. At July 31, 2005 and 2004, loans held for sale with a notional amount of approximately $160.5 million and $51.9 million, respectively, were designated as a part of the fair value hedge. The fair value of these loans approximated $160.1 million and $52.7 million as of July 31, 2005 and 2004, respectively. The remaining forward contracts and rate lock commitments are not designated as hedges and are carried at fair value. The net gain or loss on all derivative activity is included as a component of gain on sale of loans, net. The following table reflects the net gain or loss recorded on all derivative activity, the portion of this net gain or loss attributable to the ineffective portion of fair value hedges, and the portion of gain or loss attributable to derivatives that are not included in fair value hedges for the three months ended July 31, 2005 and 2004:

	Three months ended July 31,
	2005	2004
Net gain/(loss) recognized in earnings	$1,048	$203
Ineffective portion of hedge	—	—
Gain/(loss) from derivatives excluded from hedges	$1,048	$203

UNITED FINANCIAL MORTGAGE CORP.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 - ACQUISITIONS

On May 4, 2005, the Company signed a definitive agreement with Dallas, Texas-based AmPro Mortgage Corporation ("AmPro") pursuant to which the Company agreed to acquire AmPro's prime wholesale origination division, including AmPro’s eight production offices and AmPro's Phoenix, Arizona, operations center. Certain assets of AmPro were acquired effective May 18, 2005 in accordance with the definitive agreement for which a cash payment of $1,366 was made. The transaction was completed August 31, 2005 requiring another payment of $859 at which time the remainder of the assets and operational control were acquired. In addition to the cash price paid above, subject to the terms of its contractual arrangements with AmPro, the Company may be obligated to make quarterly payments through May 17, 2008 based on the volume and type of loans originated by the AmPro branches.

NOTE 8 - SUBSEQUENT EVENT

On September 5, 2005, United Financial Mortgage Corp. (the “Company”) entered into a definitive merger agreement with ARH Mortgage Inc. and the Airlie Opportunity Master Fund, Ltd. (collectively, “Airlie”). Under the terms of the merger agreement, Airlie will acquire the Company for $5.64 per share of common stock in cash.

Upon completion of the acquisition, the Company will become a subsidiary of Airlie and continue to operate as United Financial Mortgage Corp. The transaction, which was unanimously approved by the Company’s Board of Directors, is subject to approval by various regulatory agencies and the Company’s shareholders and the satisfaction of certain closing conditions. The Company anticipates that the closing will occur during the fourth calendar quarter of 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following discussion and analysis presents our financial condition at July 31, 2005 and the results of operations for the three-month periods ended July 31, 2005 and 2004. One should read the following discussion together with our financial statements and the related notes elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS preceding Item 1 of this quarterly report.

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

•
On May 5, 2005 we announced that we signed a definitive agreement with Dallas, Texas-based AmPro Mortgage Corporation ("AmPro") pursuant to which we agreed to acquire AmPro's prime wholesale origination division, including AmPro’s eight production offices and AmPro's Phoenix, Arizona, operations center. This acquisition, gives us a significant presence in states where we currently have no infrastructure, including Arizona, Colorado and Texas. It also adds scale in other markets where we currently operate, such as Florida and Georgia, and solidifies our already strong presence in California. We expect the acquisition to contribute total additional annual originations of between $2.4 and $3 billion, representing between approximately a 90% to 112% increase over our fiscal 2005 originations, respectively. The acquisition is also expected to have an accretive impact on our future earnings. We completed this acquisition on August 31, 2005 and are currently integrating the operations.

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

Interest rates and mortgage refinancing generally have an inverse relationship. In periods of decreasing interest rates, it is more likely for mortgages to be refinanced. Conversely, mortgage refinancing is less likely to occur when rates are rising. Interest rates fell to 30 year lows during the first half of calendar 2003, the spring of 2004 and the summer of 2005, and the Company, as well as the industry, experienced increased mortgage refinancing activity. Home sales and resales are also impacted inversely by interest rates.

On September 5, 2005, we entered into an Agreement and Plan of Merger (the “Agreement”) with ARH Mortgage Inc. and the Airlie Opportunity Master Fund, Ltd. (collectively, “Airlie”). Under the terms of the Agreement, Airlie will acquire us for $5.64 per share of common stock in cash. Upon completion of the acquisition, the Company will become a subsidiary of Airlie and continue to operate as United Financial Mortgage Corp. The transaction, which was unanimously approved by our board of directors, is subject to approval by various regulatory agencies and our shareholders and the satisfaction of certain closing conditions.

Results of Operations

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

Our gain on sale of loans increased $18.0 million, or 139% from the same period in the prior year. The increase was primarily the result of a $725.9 million increase in total loans sold in the quarter ended July 31, 2005 versus the same period in 2004. Additionally, our acquisitions and organic growth increased loan originations to $1.6 billion for the quarter ended July 31, 2005 from $0.5 billion or 241% in the quarter ended July 31, 2004. In our first quarter ended July 31, 2005, we purchased correspondent loans of $741.9 million from AmPro, which significantly impacted the origination volume in the quarter.

Our mortgage loan servicing income increased 23%, or $0.2 million, compared to the prior year period. Throughout fiscal year 2005, we continued to pursue our strategy of retaining servicing rights on certain loans that we originated which increased our servicing income base for the quarter ended July 31, 2005. Although our total originations remain strong, we have seen a decline in the loans for which we retain servicing rights as a percentage of total production as a result of different product mix in the current rate environment. We have seen a decrease in the servicing rights portfolio from $1.7 billion at April 30, 2005 to $1.6 billion at July 31, 2005. We believe this trend is likely to continue for at least the near term.

Throughout the course of the year we obtain third party valuations of the mortgage servicing rights portfolio as well as obtain other market information related to the market value of the mortgage servicing portfolio.  These valuations stratify the portfolio by loan type, interest rates and geographic location. The valuations also take into account the current market conditions for prepayment speeds and interest rates. As a result of this valuation process, we took an additional impairment charge of $0.7 million during the three months ended July 31, 2005. We currently believe that the prepayment speeds and interest rate environment are the primary factors for the decline in the value of the portfolio.  As such, we believe that as interest rates and prepayment speeds adjust, the value of the portfolio will increase.  At the current time, we do not believe that the portfolio is other than temporarily impaired. The impairment is temporary in nature as there is no clear trend for prolonged or significant decline in interest rates. Additionally, management believes that the lack of movement in the interest rate despite movement in LIBOR and other rates is temporary.

The increase in the amortization of mortgage servicing rights in the current period is primarily the result of the increase in prepayment speeds and the overall growth of our servicing portfolio, which has grown from $1.5 billion at July 31, 2004, to $1.6 billion at July 31, 2005

Our interest income increased $4.0 million, or 162%, from the prior year period. This increase was attributable to higher volume of loan transactions, an increase in the average coupon rate of our loans that were originated in the quarter ended July 31, 2005 versus the same period in 2004 and the length of time we held the loans prior to sale.

Our salary and commissions expenses increased 139%, or $13.6 million, from the prior year period. The commission component of the expenses both in our retail and wholesale origination divisions has a direct correlation to loan origination volume, which increased 241% versus the same period in 2004. Our acquisitions of retail mortgage banking operations, which added eleven locations and over 100 employees, also contributed to the increase in expenses versus the prior period.

Our selling and administrative expenses increased $3.3 million, or 104%, from the prior year period. The increase from period to period was due to the expansion of our sales efforts including the aforementioned acquisitions as well as opening additional offices throughout the United States. Our expansion costs consist primarily of office rental and insurance expenses. Additionally, we substantially increased our marketing expenditures for our retail locations and used outside information technology resources to enhance the automation and connectivity of our new offices and acquisitions.

Our interest expense increased 336%, or $3.4 million, from the prior year period. This increase was the result of higher average balances and higher interest rates on our warehouse lines of credit in the current period versus the prior year period as well as increases in LIBOR year over year. Additionally, the loans have been carried on the warehouse line a longer period of time in the current year when compared the prior year three-month period.

Our income taxes increased from the prior year period as the result of the increase in our taxable income in the current period. Our effective tax rate was 40% for the three months ended July 31, 2005 and 2004 and which we expect to approximate the effective rate for the remainder of the fiscal year.

Financial Condition

Total assets increased $362.9 million, or 131%, in the three months ended July 31, 2005. The increase primarily related to the $370.9 million, or 162%, increase in loans held for sale. The increase in loans held for sale resulted from the $1.6 billion of originations in the first quarter. Mortgage servicing rights decreased from $21.3 million at April 30, 2005 to $19.8 million at July 31, 2005, a 7% decrease for the three month period. This decrease resulted from prepayments and less product being retained in the current rate and product environment while interest rates continue to be slightly higher and less desirable for our portfolio than throughout fiscal years 2004 and 2005. The weighted average coupon of the mortgage servicing rights portfolio remained 5.4% at July 31, 2005, the same as it was at April 30, 2005 and continues to consist strictly of our own originations. Related to the acquisition of certain assets of AmPro at May 18, 2005, premises and equipment increased by $4.2 million of which $2.8 million will be paid through quarterly payments through May 18, 2008. Prepaids and other assets increase $2.1 million primarily as a result of increase loan volume and the related interest and other receivables on those loans.

Total liabilities increased $361.7 million, or 147%, for the three-month period ended July 31, 2005. The increase was primarily attributable to the increase in warehouse lines of credit from April 30, 2005 to July 31, 2005 of $353.6 million increase, which related directly to the increase in loans held for sale during the three months ended July 31, 2005. Accrued expenses and other increased $8.1 million of which $2.8 million is the liability to AmPro for assets purchased May 18, 2005 with the remainder being volume based increases on our trade payables and other accrued expenses including income taxes.

Total equity increased $1.1 million, or 4%, as a result of $1.1 million of net income for the three-month period ended July 31, 2005.

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

For the three months ended July 31, 2005 and 2004, our net cash from operating activities was ($364.8) million and $60.3 million, respectively. Our net cash from operating activities is impacted primarily by the origination of and proceeds from the sale of our mortgage loans held for sale. For the three months ended July 31, 2005 and 2004, we originated $1.6 billion and $472.0 million in loans held for sale, respectively, and received proceeds of $1.3 billion and $545.1 million on sales of loans, respectively.

Net cash from investing activities was ($2.2) million in the three months ended July 31, 2005 compared to ($0.2) million in the same period of 2004. This decrease principally relates to the $1.4 million payment made in May, 2005 as part of the AmPro acquisition of certain assets and a $0.5 million increase in restricted cash balances due to higher warehouse limits.

Cash flows from our financing activities, primarily corresponding to increases in and decreases in our warehouse lines of credit as a result of loan originations volume, were $353.7 million and ($61.9) million for the three months ended July 31, 2005 and 2004, respectively.

Liquidity refers to the ability or the financial flexibility to manage future cash flows and fund operations on a timely and cost-effective basis. We fund our business, in part, through the use of warehouse lines of credit. Our outstanding borrowings pursuant to the warehouse lines of credit totaled $584.4 million and $230.7 million at July 31, 2005 and April 30, 2005, respectively. The interest rates on the warehouse lines of credit vary primarily based on LIBOR plus a factor depending on the type of loan that is funded. Our commercial facility is based on the prime rate at the time of the advance. Consistent with past practices and in the ordinary course of our business, we have renewed a number of our credit facilities prior to their respective scheduled expiration. In a number of situations and, again, in the ordinary course of our business and consistent with past practices, in connection with these renewals, certain of the terms of our credit facilities were modified in a manner that we do not view as material. While we intend to renew these facilities at their respective expirations, if we cannot successfully maintain our existing credit facilities or replace them with comparable financing sources, we may be required to curtail our loan origination activities, which would have a material adverse effect on our financial condition and results of operations. Because our credit facilities are short-term lending commitments, the lenders may respond to market conditions that may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing.

Additionally, our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. We believe we were in compliance with our covenants at July 31, 2005, and at the time of this filing.

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

Our rate lock commitments and mortgage loans held for sale are subject to market price fluctuation until committed for sale. These fluctuations are primarily tied to changes in market interest rates and the relationship of short-term rates to long-term rates. In order to mitigate this risk, we utilize a variety of financial derivative instruments to hedge or mitigate market price fluctuations. Our hedge positions are continually adjusted based on routine and ongoing quantification of our risk, but hedges may or may not be fully successful in complete risk mitigation. In particular, our Secondary Marketing Department must make estimates of the percentage of rate lock commitments expected to close under different interest rate changes. Losses on the sale of mortgage loans not offset by corresponding gains on hedge positions, or hedging activity not offset by corresponding gains on the sale of mortgages, could adversely impact our results of operations and financial position. These instruments are used only for risk management purposes and not for speculation or trading.

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

The scenarios presented in the table below are illustrative of the sensitivity analysis:

	(dollars in thousands)
			If Interest Rates Were To
	July 31, 2005		Increase	Decrease	Increase	Decrease
	Carrying Amount	Estimated Fair Value	50 Basis Points Estimated Fair Value		100 Basis Points Estimated Fair Value
Interest-earning assets:
Cash and cash equivalents	$4,265	$4,265	$4,265	$4,265	$4,265	$4,265
Restricted cash	$2,404	$2,404	$2,404	$2,404	$2,404	$2,404
Loans held for sale, (lower of cost or market)	$597,258	$596,954	$597,916	$596,333	$601,082	$602,664
Derivative financial instruments	$2,368	$2,368	$2,336	$2,400	$2,303	$2,433
Total interest-earning assets	$606,295	$605,991	$606,921	$605,402	$610,054	$611,766

Interest-bearing liabilities:
Warehouse lines of credit	$584,363	$584,363	$584,363	$584,363	$584,363	$584,363
Total interest-bearing liabilities	$584,363	$584,363	$584,363	$584,363	$584,363	$584,363

The following describes the methods and assumptions used by the Company in estimating fair values.

Cash and Cash Equivalents
The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits and money market accounts and do not present unanticipated interest rate or credit concerns.

Restricted Cash
The carrying amount for restricted cash approximates fair value because these instruments are demand deposits and money market accounts and do not present unanticipated interest rate or credit concerns.

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

During the most recent fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On February 15, 2005, an action was filed in the U.S. District Court for the Western District of New York against us. The case was filed by former loan officers in our Rochester, New York branch and seeks to recover allegedly unpaid minimum wage and overtime under both federal and New York labor laws. We are vigorously asserting our defenses in this action.

In addition to this case, we are involved in litigation in the normal course of business. Although it is difficult to predict the outcome of these proceedings, we do not expect that the resolution of any of the legal proceedings to which we are presently a party will have a material adverse effect on its results of operations, financial condition or cash flows.

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

10.39	Twelfth Amendment to Amended and Restated Warehousing Credit Agreement, dated March 1, 2005 (filed as an exhibit to the Company’s 10-Q filed on March 17, 2005 and incorporated herein by reference).

10.40	Amendment No. 19 to Master Repurchase Agreement, dated December 31, 2004 (filed as an exhibit to the Company’s 10-Q filed on March 17, 2005 and incorporated herein by reference).

10.41	Restricted Stock Agreement between United Financial Mortgage Corp. and
Steve Khoshabe (filed as an exhibit to the Company’s 10-Q filed on March 17, 2005 and incorporated herein by reference).

10.42	Form of Restricted Stock Agreement (filed as an exhibit to the Company’s 10-Q filed on March 17, 2005 and incorporated herein by reference).

10.43	Amendment No. 19 to Master Repurchase Agreement, dated December 31, 2004 (filed as an exhibit to the Company’s 10-Q filed on March 17, 2005 and incorporated herein by reference).

10.44	Thirteenth Amendment to Amended and Restated Warehousing Credit Agreement, dated May 3, 2005.

10.45
Asset Purchase Agreement, dated as of May 4, 2005, between United Financial Mortgage Corp. and AmPro Mortgage Corporation (filed as an exhibit to the Company’s 8-K filed on May 6, 2005 and incorporated herein by reference).

10.46	Fourteenth Amendment to Amended and Restated Warehousing Credit Agreement, dated May 18, 2005.

10.47	Fifteenth Amendment to Amended and Restated Warehousing Credit Agreement, dated June 7, 2005.

10.48	Amendment No. 9 to the Early Purchase Program Addendum to Loan Purchase Agreement dated June 20, 2005.

10.49	Amendment No. 20 to Master Repurchase Agreement, dated June 30, 2005.

10.50	Amendment No. 10 to the Early Purchase Program Addendum to Loan Purchase Agreement dated July 1, 2005.

10.51	Amendment No. 21 to Master Repurchase Agreement, dated July 25, 2005.

11	Consolidated Earnings Per Share Computation (included in Note 4 of Notes to the Financial Statements)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
† Filed as an exhibit to the Company’s Registration Statement on Form SB-2/A filed on November 11, 2003 and incorporated herein by reference.

* Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on March 16, 2004 and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FINANCIAL MORTGAGE CORP. (Registrant)

Date: September 14, 2005	By:	/s/ Steve Y. Khoshabe
Steve Y. Khoshabe President and Chief Executive Officer

By:	/s/ Robert L. Hiatt
Robert L. Hiatt Chief Financial Officer